Form 10-Q
period 1998-11-30
FRESHSTART VENTURE CAPITAL CORP
filed 1999-01-14
CIK 818897

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number _________________________________ 0-26214

                        Freshstart Venture Capital Corp.
             (Exact name of registrant as specified in its charter)

                 New York                                         13-3134761
(State or other jurisdiction of incorporation                (I.R.S. Employer or
               organization)                                 Identification No.)

                              24-29 Jackson Avenue
                           Long Island City, New York
                    (Address of principal executive offices)

                                      11101
                                   (Zip Code)

                                 (718) 361-9595
              (Registrant's telephone number, including area code)

                              313 West 53rd Street
                            New York, New York 10019
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes ___  No _X_

         The number of shares of Common Stock, par value $.01 per share, outstanding as of January 14, 1999: 2,172,688

                        FRESHSTART VENTURE CAPITAL CORP.

                           FORM 10-Q Table of Contents


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Statements of Financial Position as of
       November 30, 1998 (unaudited) and May 31, 1998  .................   2-3

     Statements of Operations for the Six Months
       Ended November 30, 1998 and 1997 (unaudited)  ...................    4

     Statements of Stockholders' Equity for the Six Months
       Ended November 30, 1998 and 1997 (unaudited)  ...................    5

     Statements of Cash Flows for the Six Months
       Ended November 30, 1998 and 1997 (unaudited)  ...................    6

     Notes to the Financial Statements .................................   7-10


Item 2.  Managements' Discussion and Analysis of Financial
             Condition and Results of Operations .......................   11-12


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders ...........   13

Item 6.  Exhibits and Reports on Form 8-K ..............................   14

SIGNATURES .............................................................   15

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

The statement of financial position of the Company as of November 30, 1998, the related statements of operations, and cash flows for the six months ended November 30, 1998 and 1997 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended November 30, 1998 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form N-30D for the fiscal year ended May 31, 1998 as filed with the Commission.

                        FRESHSTART VENTURE CAPITAL CORP.
                        STATEMENTS OF FINANCIAL POSITION

                                     ASSETS


                                                  (Unaudited)
                                                  November 30,      May 31,
                                                  ------------   ------------
                                                      1998           1998
                                                  ------------   ------------
Loans Receivable:
Long Term Portion (Notes 2 and 3)                  $24,905,906    $24,442,206
Less:  Unrealized Depreciation on
  Loans Receivable (Note 3)                           (319,815)      (319,815)
                                                   -----------    -----------
                                                    24,586,091     24,122,391
Less:  Current Maturities - Loans Receivable        (3,734,284)    (3,375,072)
                                                   -----------    -----------
     Total Loans Receivable -
       Net of Current Maturities                    20,851,807     20,747,319
                                                   -----------    -----------
CURRENT ASSETS
Cash (Note 13)                                       1,031,546      1,528,168
Accrued Interest (Notes 2 and 3)                       300,076        256,760
Current Maturities - Loans Receivable                3,734,284      3,375,072
Prepaid Expenses and Other Assets                      298,316        326,375
                                                   -----------    -----------
     Total Current Assets                            5,364,222      5,486,375
                                                   -----------    -----------
Fixed Assets - Net of Accumulated Depreciation
  of $31,364 and $28,364
  respectively (Note 2)                                 18,408         13,908
                                                   -----------    -----------
     Total Assets                                  $26,234,437    $26,247,602
                                                   ===========    ===========


            See Accompanying Notes to Unaudited Financial Statements
                                        2

                        FRESHSTART VENTURE CAPITAL CORP.
                        STATEMENTS OF FINANCIAL POSITION

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      (Unaudited)
                                                      November 30,     May 31,
                                                          1998          1998
                                                      ------------   -----------
 LONG TERM DEBT:
 Debentures Payable to SBA (Note 5)                    $12,360,000   $12,360,000
 4% Cumulative, 15 Year Redeemable
   Preferred Stock                                       1,410,000     1,410,000
                                                       -----------   -----------
      Total Long Term Debt                              13,770,000    13,770,000
                                                       -----------   -----------
 CURRENT LIABILITIES:
 Notes Payable - Bank                                    5,000,000     5,000,000
 Accrued Interest                                          332,813       317,723
 Other Current Liabilities                                  49,230        57,732
 Dividends Payable (Note 7)                                  9,400         9,400
                                                       -----------   -----------
      Total Current Liabilities                          5,391,443     5,384,855
                                                       -----------   -----------
      Total Liabilities                                 19,161,443    19,154,855
                                                       -----------   -----------
 Commitments and Contingencies
   (Notes 11, 12 and 13)                                      --            --

 STOCKHOLDERS EQUITY:
 4% Cumulative, 15 Year Redeemable Preferred
   Stock- $1 Par Value; 10,000,000 Shares
   Authorized, 1,410,000 Shares Issued and
   Outstanding, (See Long Term Debt)                          --            --

 3% Cumulative Preferred Stock - $1 Par Value:
   No Shares Issued and Outstanding                           --            --

 Common Stock - $.01 Par Value: 3,000,000 Shares
   Authorized, 2,172,688 Shares Issued and
   Outstanding                                              21,726        21,726

 Additional Paid in Capital                              7,048,816     7,048,816
 Retained Earnings                                           2,452        22,205
 Restricted Capital - Realized Gain on
   Redemption (Note 6)                                        --            --
                                                       -----------   -----------
      Total Stockholders' Equity                         7,072,994     7,092,747
                                                       -----------   -----------
      Total Liabilities and Stockholders' Equity       $26,234,437   $26,247,602
                                                       ===========   ===========
Net Assets Per Share                                   $      3.26   $      3.26
                                                       ===========   ===========


            See Accompanying Notes to Unaudited Financial Statements
                                        3

                        FRESHSTART VENTURE CAPITAL CORP.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       Three Months Ended                     Six Months Ended
                                                            November 30,                        November 30,
                                                  -----------------------------         -----------------------------
                                                     1998               1997               1998               1997
                                                  ----------         ----------         ----------         ----------
REVENUE:
Interest Earned on
  Outstanding Receivables                         $  737,201         $  523,398         $1,456,403         $  985,572
Interest Income - Idle Funds                           2,719             26,262              6,031             44,053
                                                  ----------         ----------         ----------         ----------
     Total Revenue (Note 2)                          739,920            549,660          1,462,434          1,029,625
                                                  ----------         ----------         ----------         ----------

EXPENSES:
Interest Expense (Note 6)                            342,798            220,293            680,423            370,025
Professional Fees                                     66,669             22,050             89,779             36,096
Officers' Salaries (Notes 9 and 10)                   30,405             30,405             60,810             60,810
Other Salaries (Note 9)                                9,806              6,618             20,520             15,288
Other Operating Expenses                              21,578             25,309             73,215             73,959
Pension Expense (Note 8)                               3,510              3,805              7,610              7,610
Depreciation and Amortization (Note 2)                10,613             12,391             21,228             19,453
                                                  ----------         ----------         ----------         ----------
     Total Expenses                                  485,379            320,871            953,585            583,241
                                                  ----------         ----------         ----------         ----------
Net Investment Income                                254,541            228,789            508,849            446,384
Unrealized Depreciation in Value of
  Investments (Notes 2 and 3)                           --                 --                 --                 --
                                                  ----------         ----------         ----------         ----------
                                                     254,541            228,789            508,849            446,384
PROVISION FOR TAXES:
Current Income Taxes (Note 2)                           --                 --                  680                544
                                                  ----------         ----------         ----------         ----------
     Net Income                                   $  254,541         $  228,789         $  508,169         $  445,840
                                                  ==========         ==========         ==========         ==========
Earnings Per Share of Common Stock
  (Note 2)                                        $     0.10         $     0.09         $     0.21         $     0.20
                                                  ==========         ==========         ==========         ==========
Dividends Paid Per Share
  of Common Stock                                 $    0.115         $    0.110         $     0.23         $     0.22
                                                  ==========         ==========         ==========         ==========
Weighted Average Shares of Common
  Stock Outstanding                                2,172,688          2,172,688          2,172,688          2,172,688
                                                  ==========         ==========         ==========         ==========


            See Accompanying Notes to Unaudited Financial Statements
                                        4

                        FRESHSTART VENTURE CAPITAL CORP.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                         Six Months Ended
                                                           November 30,
                                                   -----------------------------
                                                      1998              1997
                                                   -----------      -----------
4% Cumulative, 15 Year Redeemable
  Preferred Stock - $1 Par Value:
  10,000,000 Shares Authorized,
  1,410,000 Shares Issued and
  Outstanding (See Long Term Debt)                        --               --
                                                   -----------      -----------
Common Stock - $.01 Par Value:
  3,000,000 Shares Authorized, 2,172,688
  Shares Issued and Outstanding                         21,726           21,726
                                                   -----------      -----------
Additional Paid in Capital -
  Beginning of Period                                7,048,816        6,857,817
Amortization of Restricted
  Capital (Note 6)                                        --             95,499
                                                   -----------      -----------
Balance, End of Period                               7,048,816        6,953,316
                                                   -----------      -----------
Retained Earnings -
Beginning of Period                                     22,205          147,805
Net Income                                             508,169          445,840
Dividends Paid and Accrued                            (527,922)        (506,232)
                                                   -----------      -----------
     Balance, End of Period                              2,452           87,413
                                                   -----------      -----------
Restricted Capital
Gain on Redemption of 3% Preferred
  Stock (See Note 6)                                      --            190,999
Amortization of Gain                                      --            (95,499)
                                                   -----------      -----------
     Balance, End of Period (Note 6)                      --             95,500
                                                   -----------      -----------
     Total Stockholder's Equity                    $ 7,072,994      $ 7,157,955
                                                   ===========      ===========


            See Accompanying Notes to Unaudited Financial Statements
                                        5

                        FRESHSTART VENTURE CAPITAL CORP.
                            STATEMENTS OF CASH FLOWS



                                                          Six Months Ended
                                                            November 30,
                                                     ---------------------------
                                                        1998           1997
                                                     -----------    -----------
CASH FLOWS PROVIDED (USED) BY
  OPERATING ACTIVITIES:
Net Income                                           $   508,169    $   445,840
Depreciation and Amortization Expense                     21,228         19,453
(Increase) in Accrued Interest                           (43,316)       (85,234)
Decrease (Increase) in Other Assets                        9,831       (161,027)
Increase in Accrued Liabilities                            6,588         17,518
Dividends Paid and Accrued                              (527,922)      (506,232)
                                                     -----------    -----------
Net Cash (Used) By Operating Activities                  (25,422)      (269,682)
                                                     -----------    -----------
CASH FLOWS PROVIDED (USED) BY
  INVESTING ACTIVITIES:
Increase in Loans Receivable                          (9,129,875)    (8,448,700)
Repayment of Loans Receivable                          4,927,584      1,560,182
Increase in Loan Participations                        5,294,611        595,000
Repayment of Loan Participations                      (1,556,020)      (201,298)
                                                     -----------    -----------
Net Cash (Used) By Investing Activities                 (463,700)    (6,494,816)
                                                     -----------    -----------
CASH FLOWS (USED) PROVIDED BY
  FINANCING ACTIVITIES:
Acqisition of Fixed Assets                                (7,500)          --
(Decrease) in Restricted Capital                            --          (95,499)
Increase in Debentures Payable to SBA (Net)                 --        3,910,000
Increase in Additional Paid in Capital                      --           95,499
                                                     -----------    -----------
Net Cash (Used) Provided by Financing Activities          (7,500)     3,910,000
                                                     -----------    -----------
Net (Decrease)  in Cash                                 (496,622)    (2,854,498)

Cash Balance - Beginning of Period                     1,528,168      2,869,861
                                                     -----------    -----------
Cash Balance - End of Period                         $ 1,031,546    $    15,363
                                                     ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest                                             $   665,333    $   298,608
                                                     -----------    -----------
Taxes                                                $       680    $       544
                                                     -----------    -----------


            See Accompanying Notes to Unaudited Financial Statements
                                        6

                        FRESHSTART VENTURE CAPITAL CORP.
                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 1  ORGANIZATION

     Freshstart Venture Capital Corp., a New York corporation (the "Company"), was formed on March 4, 1982 for the purpose of operating as a specialized small business investment company ("SSBIC"), licensed under the Small Business Investment Act of 1958 and regulated and financed in part by the U.S. Small Business Administration ("SBA"). The Company has also elected to be regulated as a business development company under the Investment Company Act of 1940. The Company's business is to provide financing to persons who qualify under SBA regulations as socially or economically disadvantaged and to entities which are at least fifty (50%) percent owned by such individuals.

NOTE 2  SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of significant accounting policies applied by the Company in the preparation of its financial statements. The Company maintains its accounts and prepares its financial statements on the accrual basis of accounting in conformity with generally accepted accounting principles for investment companies.

     Valuation of Loans and Investments

     The Board of Directors has valued the investment portfolio based upon the cost of such investments, less a provision for loan losses. However, because of the inherent uncertainty of the valuation, the estimated values might otherwise be significantly higher or lower than values that would exist in a ready market for such loans, which market has not in the past and does not now exist. The provision for loan losses represents a good faith determination by the Board of Directors maintained at a level that, in its judgment, is adequate to absorb losses. The balance in the reserve account is adjusted periodically by the Board of Directors on the basis of the fair value of the collateral held and past loss experience. Approximately seventy-nine (79%) percent of the Company's loan portfolio consists of loans made for the financing of taxicab medallions and related assets. The remaining portion of the loans are made to various small commercial enterprises. Substantially all loans are collateralized by either NYC taxi medallions or real estate and the personal guarantees of the individual owners.

     Depreciation and Amortization

     Depreciation  and   amortization  of  furniture,   fixtures  and  leasehold
     improvements is computed on the straight line method at rates adequate to allocate the costs of applicable assets over their expected useful lives.

     Recognition of Interest Income

     It is the Company's policy to record interest on loans and debt securities only to the extent that management and the Board of Directors anticipate such amounts may be collected. Interest on doubtful accounts and accounts which are 180 days past due is not recorded until actually received.

                        FRESHSTART VENTURE CAPITAL CORP.
                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 2  SIGNIFICANT ACCOUNTING POLICIES
(Continued)
     Income Taxes

     The Company has elected to be taxed as a regulated investment company under the Internal Revenue Code. A regulated investment company can generally avoid taxation at the corporate level to the extent that ninety (90%) percent of its income is distributed to its stockholders. Therefore, no provision for federal income taxes has been made. The financial statements include provisions for New York State and local minimum taxes.

     Earnings Per Share

     Earnings per share are based on a weighted average number of shares outstanding during the period, less accrued dividends on cumulative preferred stock.

     Accounting Standard for Impairment of Loans

     Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") was issued in May 1993 and is effective for fiscal years beginning after December 15, 1994. SFAS 114 generally requires all creditors to account for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of expected future cash flows discounted at the loans' effective interest rate. Creditors may account for impaired loans at the fair value of the collateral or at the observable market price of the loan if one exists. Due to the nature of the Company's loan portfolio, SFAS 114 is not expected to have a material effect on the Company's financial condition or results of operations.

     Other

     Certain information from the prior years has been reclassified to conform its presentation to the current financial statements.

NOTE 3  LOANS RECEIVABLE

     The Company's loan portfolio includes participations with other lenders as presented in the following schedule. The following is a breakdown of the outstanding loans receivable:

                                                          November 30,
                                                              1998
                                                          ------------
               Outstanding Loans                          $ 36,345,556
               Loan Participations                         (11,439,650)
                                                          ------------
               Net Loans Outstanding                      $ 24,905,906
                                                          ============


NOTE 4  LOANS PAYABLE - LINE OF CREDIT

     Effective March 6, 1997, the Company established a $5,000,000 line of credit with Israel Discount Bank. All advances bear interest at 1.75% above the LIBOR rate. Pursuant to the terms of the line of credit, the Company is required to comply with certain terms, covenants and conditions. The line of credit is unsecured and the Company is required to maintain a minimum $100,000 compensating balance with the bank.

                        FRESHSTART VENTURE CAPITAL CORP.
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 5  LONG TERM DEBT

     The long-term debt to the SBA consisted of the following subordinated debentures as of November 30, 1998 with interest payable semi-annually:

                                                                November 30,
                                  Interest Rate Period              1998
     Maturity Date                 First       Second           Face Amount
     -------------                 -----       ------           -----------
     June 9, 1999                  6.000%      9.000%               750,000
     September 22, 1999            5.000%      8.000%               750,000
     December 16, 2002             4.510%      7.510%             1,300,000
     June 1, 2005                  6.690%      6.690%               520,000
     December 1, 2005              6.540%      6.540%               520,000
     June 1, 2006                  7.710%      7.710%               250,000
     March 1, 2007                 7.380%      7.380%             4,210,000
     September 1, 2007             7.760%      7.760%             4,060,000
                                                                  ---------
                                                                $12,360,000
                                                                ===========

     During the period ended May 31, 1998, the Company paid off $150,000 in subsidized debentures and sold an additional debenture (listed above) for $4,060,000 due September 1, 2007 with interest and fees totaling 7.760% per annum.

     Under the terms of the subordinated debentures, the Company may not repurchase or retire any of its capital stock or make any distributions to its stockholders other than dividends out of retained earnings without the prior written approval of the SBA.

NOTE 6  RESTRICTED CAPITAL - UNREALIZED GAIN ON REDEMPTION

     Repurchase of 3% Preferred Stock

     The Company and the SBA entered into a repurchase agreement dated May 10, 1993. Pursuant to the agreement, the Company repurchased all 1,520,000 shares of its $1 par value, 3 percent cumulative preferred stock from the SBA for a purchase price of $.36225670 per share, or an aggregate of $550,630. The repurchase price was at a substantial discount to the original sale price of the 3 percent preferred stock which was sold to the SBA at par value or $1.00 per share.

     The Company issued the SBA a liquidating interest in a newly created restricted capital surplus account which was equal to the amount of the repurchase discount. This repurchase discount was amortized over a sixty month period and was fully amortized as of May 31, 1998.

NOTE 7  DIVIDENDS

     Dividends paid to the SBA for the fiscal year ended May 31, 1998 were $56,400. Total dividends paid to common stockholders during the six months ended November 30, 1998, were $527,922. The Company is contingently liable to the SBA for $9,400 in preferred dividends due for the two months ended November 30, 1998.

NOTE 8  MONEY PURCHASE PLAN

     Effective for the fiscal year ending May 31, 1989 the Company initiated a defined contribution pension plan. The eligibility requirements for participation in the plan are a minimum age of 21 years old and 24 months of continuous employment with the Company. Contributions are currently limited to ten percent of each participants compensation. Total contributions made for the six months ended November 30, 1998, were $7,610. All contributions to the plan have been funded on a current basis.

                        FRESHSTART VENTURE CAPITAL CORP.
                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 9  MANAGEMENT FEES

     The SBA approved the Company's total compensation of $225,000. Compensation is inclusive of officers' and staff salaries and pension contributions.

NOTE 10 RELATED PARTY TRANSACTION

     The Company currently leases office space from a real estate partnership, whose partners consist of certain officers and directors of the Company, for $1,500 per month plus certain extraordinary operating expenses. The lease is month to month with a minimum annual rental of $18,000

     Certain officers and directors of the Company are also shareholders of the Company. Officers' salaries are set by the Board of Directors and are also subject to maximum compensation set by the SBA. For the six months ended November 30, 1998, officers' salaries, including pension contributions, were $66,891.

NOTE 11 SIGNIFICANT CONCENTRATION OF CREDIT RISK

     Approximately seventy nine (79%) percent of the Company's loan portfolio consists of loans made for the financing and purchase of New York City taxicab medallions and related assets.

NOTE 12 FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISKS

     The Company maintained approximately $788,556 in one bank in excess of amounts that would be insured by the Federal Depository Insurance Corporation. Management of the Company feels that the bank is well capitalized under FDIC guidelines.

NOTE 13 FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosures represent the Company's best estimate of the fair value of financial instruments, determined on a basis consistent with requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments."

     The estimated fair values of the Company's financial instruments are derived using estimation techniques based on various subjective factors including discount rates. Such estimates may not necessarily be indicative of the net realizable or liquidation values of these instruments. Fair values typically fluctuate in response to changes in market or credit conditions. Additionally, valuations are presented as of a specific point in time and may not be relevant in relation to the future earnings potential of the Company.

     Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company will realize in a current market exchange.

     The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     Loans Receivable - The fair value of loans is estimated at cost net of the allowance for loan losses. The Company believes that the rates of these loans approximate current market rates.

     Debentures Payable to Small Business Administration - The fair value of debentures as of November 30, 1998 and May 31, 1998 was approximately $12,360,000 and was estimated by discounting the expected future cash flows using the current rate at which the SBA has extended similar debentures to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be used in conjunction with the Financial Statements and Notes therewith appearing in this report Form 10-Q and the Company's Annual Report for the year ended May 31, 1998.

General

     The Company is licensed by the Small Business Administration (SBA) to operate as a Specialized Small Business Investment Company (SSBIC) under the Small Business Investment Act of 1958, as amended. The Company has also elected to be regulated as a business development company under the Investment Company Act of 1940.

     The Company primarily makes loans and investments to persons who qualify under SBA regulations as socially or economically disadvantaged and loans and investments to entities which are at least 50% owned by such persons. The Company's primary lending activity is to originate and service loans collateralized by New York City Taxicab Medallions. The Company also makes loans and investments in other diversified businesses.

Results of Operations For the Six Months ended November 30, 1998 and 1997

     Total investment income. The Company's investment income for the six months ended November 30, 1998 increased to $1,456,403 (an increase of 47.8%) from $985,572 for the six month period ended November 30, 1997. This increase was mainly due to an increase in the loan portfolio during the fiscal year. The portfolio increased from $20,803,989 as of November 30, 1997 to $24,905,906 as of November 30, 1998, as part of the Company's strategy to maximize shareholder rate of return by use of bank debt.

Operating Expenses

     Interest expense for the six month period ended November 30, 1998 increased $310,398 ($680,423 from $370,025) over the similar quarter ended November 30, 1997. This increase was mainly due to increased bank borrowings for the period offset by lower interest rates for the six months ended November 30, 1998.

     Other operating expenses increased $59,886 when compared with the similar six month period ended November 30, 1997. This increase was mainly due to increases in legal fees and other fees.

Statement of Financial Position

     Total assets and liabilities remained constant as of November 30, 1998 when compared with the statement of financial position as of May 31, 1998. The reserves for bad debts were deemed to be adequate as of November 30. 1998. Accordingly, the Company did not take any additional bad debt charge-offs.

Results of Operations For the Three Months ended November 30, 1998 and 1997

     Total investment income. The Company's investment income for the three months ended November 30, 1998 increased to $737,201 (an increase of 40.8%) from $523,398 for the three month period ended November 30, 1997. This increase was mainly due to an increase in the loan portfolio during the fiscal year.

Operating Expenses

     Interest expense for the three month period ended November 30, 1998 increased $122,505 ($342,798 from $220,293) over the similar quarter ended November 30, 1997. This increase was mainly due to increased bank borrowings for the period offset by lower interest rates for the three months ended November 30, 1998.

     There were no significant changes in other operating expenses when compared with the similar three month period ended November 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     To date, the Company has funded its operations through capital contributions by its principal stockholders, public and private sales of its securities, the issuance to the SBA of its subordinated debentures and SBA 4% cumulative preferred stock, in order to make loans, increase its leverageable capital and pay its operating expenses.

     The Company's potential sources of liquidity are credit facilities with banks, fixed rate long-term subordinated debentures that are issued to the SBA and loan amortization and prepayments. The Company currently distributes at least 90% of its investment company taxable income; consequently, the Company primarily relies upon external sources of funds to finance growth. At November 30, 1998, the Company's $18,770,000 of debts consisted of $12,360,000 SBA subordinated debentures with fixed rates of interest with a weighted average of 6.93%, $1,410,000 of 4% cumulative preferred stock and a $5,000,000 short term bank line of credit.

     Loan amortization and prepayments also provide a source of funding for the Company. Prepayments on loans are influenced significantly by general interest rates, economic conditions and competition.

     The Company believes that anticipated borrowings from the SBA, bank credit facilities which will be applied for, and cash flow from operations (after distributions to stockholders) will be adequate to fund the continuing growth of the Company's loan portfolio. In addition, in order to provide the funds necessary for the Company's expansion strategy, the Company expects to incur, from time to time, additional short-and long-term bank and (to the extent permitted) SBA loans. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

                                     PART II
                                OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on November 10, 1998 (the "Annual Meeting").

The Company's shareholders were asked to take the following actions at the meeting:

1.   Elect  eight   Directors  to  serve  until  the  1999  annual   meeting  of
     shareholders or until their successors shall otherwise be elected (the "Board Proposal");

2. Approve the amendment of the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock therein from 3,000,000 to 5,000,000 shares, subject to the approval of the U.S. Small Business Administration (the "Charter Proposal");

3. Approve the Board of Directors' selection of Michael C. Finkelstein & Co. to serve as the Company's independent auditors for the fiscal year ending May 31, 1998 (the "Auditors Proposal");

4. Approve the election to become a Business Development Company under Section 54 of the Investment Company Act of 1940 (the "BDC Proposal");

5. Adopt an incentive stock option plan for employees of the Company (the "Incentive Plan Proposal"); and

6. Adopt a stock option plan for non-employee directors of the Company, subject to the approval of the Securities and Exchange Commission (the "Director Plan Proposal"); and

With respect to the Board Proposal, the eight individuals nominated for director were elected by the affirmative vote of a majority of shares of common stock present at the Annual Meeting. The nominees and votes each received are as follows:

                                           FOR                 WITHHELD
                                         ---------             --------
     Zindel Zelmanovitch                 1,912,787              51,050
     Neil Greenbaum                      1,912,787              51,050
     Pearl Greenbaum                     1,912,787              51,050
     Michael L. Moskowitz                1,912,787              53,050
     Eugene Habar                        1,912,787              51,050
     Alan Work                           1,910,787              53,050
     Ben Lichtenberg                     1,912,787              51,050
     John Hamill                         1,912,787              51,050

The Charter Proposal, the Auditors Proposal, the BDC Proposal, the Incentive Plan Proposal and the Director Plan Proposal were also approved by affirmative vote of a majority of shares of Common Stock present at the Annual Meeting. Each of the proposals received the following votes:

                            Votes Cast For    Against    Abstentions   Not Voted

Charter Proposal               1,863,187       92,950       7,700             0
Auditors Proposal              1,551,287        5,550       7,000             0
BDC  Proposal                  1,290,901       85,992       4,595       582,349
Incentive Plan Proposal        1,228,962      142,729       6,744       585,402
Director Plan Proposal         1,227,133      144,551       6,701       585,402

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     3.1(a) Certificate of Incorporation, as amended. Filed Exhibit 4.1 to the Company's Registration Statement on Form 8-A and incorporated by reference thereto.

     3.1(b) Form of Certificate of Amendment of Certificate of Incorporation, as approved by the shareholders of the Company at the Annual Meeting of Shareholders on November 10, 1998 to be filed in New York State upon receipt of approval by the U.S. Small Business Administration. Filed as Exhibit 1 to the 1998 Proxy Statement of the Company and incorporated by reference thereto.

     3.2 By-Laws. Filed as Exhibit 4.2 to the Company's Registration Statement on Form 8-A and incorporated by reference thereto.

     10.1 1998 Incentive Stock Option Plan. Filed as Exhibit 2 to the 1998 Proxy Statement of the Company and incorporated by reference thereto.

     10.2 Non-Employer Director Plan. Filed as Exhibit 3 to the 1998 Proxy Statement of the Company and incorporated by reference thereto.

     27        Financial Data Schedule.

(b)  Reports on Form 8-K.

     There were no reports on Form 8-K filed during the fiscal quarter ended November 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Freshstart Venture Capital Corp.



Dated:  January 14, 1999           By:/s/ Zindel Zelmanovitch
                                   ------------------------------------------
                                   Zindel Zelmanovitch
                                   Chief  Executive, Financial and Accounting
                                   Officer