Form 10-Q
period 1999-02-28
FRESHSTART VENTURE CAPITAL CORP
filed 1999-04-14
CIK 818897

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[x]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1999

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________
Commission file number 0-26214

                        Freshstart Venture Capital Corp.
             (Exact name of registrant as specified in its charter)

           New York                                              13-3134761
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

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

Yes _X_  No ___

         The number of shares of Common Stock, par value $.01 per share, outstanding as of April 14, 1999: 2,172,688

                        FRESHSTART VENTURE CAPITAL CORP.

                           FORM 10-Q Table of Contents


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Statements of Financial Position as of
       February 28, 1999 (unaudited) and May 31, 1998 .................     2-3

     Statements of Operations for the Nine Months
       Ended February 28, 1999 and 1998 (unaudited) ...................      4

     Statements of Stockholders' Equity for the Nine Months
       Ended February 28, 1999 and 1998 (unaudited) ...................      5

     Statements of Cash Flows for the Nine Months
       Ended February 28, 1999 and 1998 (unaudited) ...................      6

     Notes to the Financial Statements ................................     7-10

Item 2.  Managements' Discussion and Analysis of Financial
             Condition and Results of Operations ......................    11-12

SIGNATURES                                                                  13

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

The statement of financial position of the Company as of February 28, 1999, the related statements of operations, and cash flows for the nine months ended February 28, 1999 and 1998 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended February 28, 1999 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form N-30D for the fiscal year ended May 31, 1998 as filed with the Commission.

                        FRESHSTART VENTURE CAPITAL CORP.
                        STATEMENTS OF FINANCIAL POSITION

                                     ASSETS


                                                   (Unaudited)
                                                   February 28,       May 31,
                                                   ------------    ------------
                                                       1999            1998
                                                   ------------    ------------



Loans Receivable:
Long Term Portion (Notes 2 and 3)                  $ 25,013,075    $ 24,442,206
Less:  Unrealized Depreciation on
  Loans Receivable (Note 3)                            (319,815)       (319,815)
                                                   ------------    ------------
                                                     24,693,260      24,122,391
Less:  Current Maturities - Loans Receivable         (3,751,961)     (3,375,072)
                                                   ------------    ------------

     Total Loans Receivable -
       Net of Current Maturities                     20,941,299      20,747,319
                                                   ------------    ------------

CURRENT ASSETS
Cash (Note 13)                                          937,359       1,528,168
Accrued Interest (Notes 2 and 3)                        337,487         256,760
Current Maturities - Loans Receivable                 3,751,961       3,375,072
Prepaid Expenses and Other Assets                       279,556         326,375
                                                   ------------    ------------

     Total Current Assets                             5,306,363       5,486,375
                                                   ------------    ------------

Fixed Assets - Net of Accumulated Depreciation
  of $32,864 and $28,364
  respectively (Note 2)                                  24,408          13,908
                                                   ------------    ------------

     Total Assets                                  $ 26,272,070    $ 26,247,602
                                                   ============    ============


            See Accompanying Notes to Unaudited Financial Statements

                        FRESHSTART VENTURE CAPITAL CORP.
                        STATEMENTS OF FINANCIAL POSITION

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    (Unaudited)
                                                    February 28,       May 31,
                                                    ------------    ------------
                                                        1999            1998
                                                    ------------    ------------

 LONG TERM DEBT:
 Debentures Payable to SBA (Note 5)                 $ 12,360,000    $ 12,360,000
 4% Cumulative, 15 Year Redeemable
   Preferred Stock                                     1,410,000       1,410,000
                                                    ------------    ------------
      Total Long Term Debt                            13,770,000      13,770,000
                                                    ------------    ------------

 CURRENT LIABILITIES:
 Notes Payable - Bank                                  5,000,000       5,000,000
 Accrued Interest                                        417,762         317,723
 Other Current Liabilities                                83,086          57,732
 Dividends Payable (Note 7)                                9,400           9,400
                                                    ------------    ------------
      Total Current Liabilities                        5,510,248       5,384,855
                                                    ------------    ------------

      Total Liabilities                               19,280,248      19,154,855
                                                    ------------    ------------

 Commitments and Contingencies
   (Notes 11, 12 and 13)                                    --              --

 STOCKHOLDERS EQUITY:
 4% Cumulative, 15 Year Redeemable Preferred
   Stock- $1 Par Value; 10,000,000 Shares
   Authorized, 1,410,000 Shares Issued and
   Outstanding, (See Long Term Debt)                        --              --

 3% Cumulative Preferred Stock - $1 Par Value:
   No Shares Issued and Outstanding                         --              --

 Common Stock - $.01 Par Value: 3,000,000 Shares
   Authorized, 2,172,688 Shares Issued and
   Outstanding                                            21,726          21,726

 Additional Paid in Capital                            7,048,816       7,048,816
 Retained Earnings                                       (78,720)         22,205
 Restricted Capital - Realized Gain on
   Redemption (Note 6)                                      --              --
                                                    ------------    ------------
      Total Stockholders' Equity                       6,991,822       7,092,747
                                                    ------------    ------------
      Total Liabilities and Stockholders' Equity    $ 26,272,070    $ 26,247,602
                                                    ============    ============

Net Assets Per Share                                $       3.26    $       3.26
                                                    ============    ============



            See Accompanying Notes to Unaudited Financial Statements

                        FRESHSTART VENTURE CAPITAL CORP.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           Three Months Ended            Nine Months Ended
                                                February 28,                February 28,
                                         --------------------------   --------------------------
                                            1999           1998          1999           1998
                                         -----------    -----------   -----------    -----------
REVENUE:
Interest Earned on
  Outstanding Receivables                $   692,220    $   661,726   $ 2,148,623    $ 1,647,298
Interest Income - Idle Funds                   3,544          2,279         9,575         46,332
                                         -----------    -----------   -----------    -----------
     Total Revenue (Note 2)                  695,764        664,005     2,158,198      1,693,630
                                         ===========    ===========   ===========    ===========

EXPENSES:
Interest Expense (Note 6)                    335,378        255,952     1,015,801        625,977
Professional Fees                             68,097         21,694       157,876         57,790
Officers' Salaries (Notes 9 and 10)           30,405         30,405        91,215         91,215
Other Salaries (Note 9)                       12,835         11,789        33,355         27,077
Other Operating Expenses                      52,198         43,325       125,413        117,284
Pension Expense (Note 8)                       3,371          3,958        10,981         11,568
Depreciation and Amortization (Note 2)        10,614          5,478        31,842         24,931
                                         -----------    -----------   -----------    -----------
     Total Expenses                          512,898        372,601     1,466,483        955,842
                                         ===========    ===========   ===========    ===========

Net Investment Income                        182,866        291,404       691,715        737,788
Unrealized Depreciation in Value of
  Investments (Notes 2 and 3)                   --             --            --             --
                                         -----------    -----------   -----------    -----------
                                             182,866        291,404       691,715        737,788
PROVISION FOR TAXES:
Current Income Taxes (Note 2)                    (77)          --            (757)        (1,224)
                                         -----------    -----------   -----------    -----------
     Net Income                          $   182,789    $   291,404   $   690,958    $   736,564
                                         ===========    ===========   ===========    ===========
Earnings Per Share of Common Stock
  (Note 2)                               $      0.06    $      0.09   $      0.29    $      0.31
                                         ===========    ===========   ===========    ===========

Dividends Paid Per Share
  of Common Stock                        $     0.115    $     0.110   $      0.35    $      0.33
                                         ===========    ===========   ===========    ===========

Weighted Average Shares of Common
  Stock Outstanding                        2,172,688      2,172,688     2,172,688      2,172,688
                                         ===========    ===========   ===========    ===========


            See Accompanying Notes to Unaudited Financial Statements

                        FRESHSTART VENTURE CAPITAL CORP.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                        Nine Months Ended
                                                           February 28,
                                                   ----------------------------
                                                       1999             1998
                                                   -----------      -----------


4% Cumulative, 15 Year Redeemable
  Preferred Stock - $1 Par Value:
  10,000,000 Shares Authorized,
  1,410,000 Shares Issued and
  Outstanding (See Long Term Debt)                        --               --
                                                   -----------      -----------

Common Stock - $.01 Par Value:
  3,000,000 Shares Authorized, 2,172,688
  Shares Issued and Outstanding                         21,726           21,726
                                                   -----------      -----------

Additional Paid in Capital -
  Beginning of Period                                7,048,816        6,857,817
Amortization of Restricted
  Capital (Note 6)                                        --            143,250
                                                   -----------      -----------

Balance, End of Period                               7,048,816        7,001,067
                                                   -----------      -----------


Retained Earnings -
Beginning of Period                                     22,205          147,805
Net Income                                             690,958          736,564
Dividends Paid and Accrued                            (791,883)        (759,327)
                                                   -----------      -----------
     Balance, End of Period                            (78,720)         125,042
                                                   -----------      -----------

Restricted Capital
Gain on Redemption of 3% Preferred
  Stock (See Note 6)                                      --            190,999
Amortization of Gain                                      --           (143,250)
                                                   -----------      -----------
     Balance, End of Period (Note 6)                      --             47,749
                                                   -----------      -----------
     Total Stockholder's Equity                    $ 6,991,822      $ 7,195,584
                                                   ===========      ===========


            See Accompanying Notes to Unaudited Financial Statements

                        FRESHSTART VENTURE CAPITAL CORP.
                            STATEMENTS OF CASH FLOWS



                                                          Nine Months Ended
                                                            February 28,
                                                     --------------------------
                                                         1999           1998
                                                     -----------    -----------

CASH FLOWS PROVIDED (USED) BY
  OPERATING ACTIVITIES:
Net Income                                           $   690,958    $   736,564
Depreciation and Amortization Expense                     31,842         24,931
(Increase) in Accrued Interest                           (80,727)      (126,945)
Decrease (Increase) in Other Assets                       19,477       (145,958)
Increase in Accrued Liabilities                          125,393        168,918
Dividends Paid and Accrued                              (791,883)      (764,027)
                                                     -----------    -----------
Net Cash (Used) By Operating Activities                   (4,940)      (106,517)
                                                     -----------    -----------

CASH FLOWS PROVIDED (USED) BY
  INVESTING ACTIVITIES:
Increase in Loans Receivable, Net                       (570,869)    (7,917,182)
                                                     -----------    -----------
Net Cash (Used) By Investing Activities                 (570,869)    (7,917,182)
                                                     -----------    -----------

CASH FLOWS (USED) PROVIDED BY
  FINANCING ACTIVITIES:
Acqisition of Fixed Assets                               (15,000)          --
(Decrease) in Restricted Capital                            --         (143,250)
Increase in Debentures Payable to SBA (Net)                 --        3,910,000
Increase In banl Line of Credit                        1,750,000
Increase in Additional Paid in Capital                      --          143,250
                                                     -----------    -----------
Net Cash (Used) Provided by Financing Activities         (15,000)     5,660,000
                                                     -----------    -----------

Net (Decrease)  in Cash                                 (590,809)    (2,363,699)

Cash Balance - Beginning of Period                     1,528,168      2,869,861
                                                     -----------    -----------
Cash Balance - End of Period                         $   937,359    $   506,162
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest                                             $   665,333    $   319,146
                                                     -----------    -----------
Taxes                                                $       680    $     1,224
                                                     -----------    -----------



            See Accompanying Notes to Unaudited Financial Statements

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

NOTE 3    LOANS RECEIVABLE

          The Company's loan portfolio includes participations with other lenders as presented in the following schedule. The following is a breakdown of the outstanding loans receivable:

                                                         February 28,
                                                             1999
                                                        ------------
                Outstanding Loans                       $ 36,628,744
                Loan Participations                      (11,615,669)
                                                        ------------
                Net Loans Outstanding                   $ 25,013,075
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

                        FRESHSTART VENTURE CAPITAL CORP.
                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 5    LONG TERM DEBT

          The long-term debt to the SBA consisted of the following  subordinated
          debentures   as  of   February   28,   1999  with   interest   payable
          semi-annually:

                                                                February 28,
                                      Interest Rate Period          1999
               Maturity Date           First       Second       Face Amount
               -------------           -----       ------       -----------
               June 9, 1999            6.000%      9.000%           750,000
               September 22, 1999      5.000%      8.000%           750,000
               December 16, 2002       4.510%      7.510%         1,300,000
               June 1, 2005            6.690%      6.690%           520,000
               December 1, 2005        6.540%      6.540%           520,000
               June 1, 2006            7.710%      7.710%           250,000
               March 1, 2007           7.380%      7.380%         4,210,000
               September 1, 2007       7.760%      7.760%         4,060,000
                                                                -----------
                                                                $12,360,000
                                                                ===========

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

NOTE 7    DIVIDENDS

          Dividends paid to the SBA for the fiscal year ended May 31, 1998 were $56,400. Total dividends paid to common stockholders during the nine months ended February 28, 1999 were $749,583. The Company is contingently liable to the SBA for $9,400 in preferred dividends due for the two months ended February 28, 1999.

NOTE 8    MONEY PURCHASE PLAN

          Effective  for the  fiscal  year  ending  May  31,  1989  the  Company initiated a defined contribution pension plan. The eligibility requirements for participation in the plan are a minimum age of 21 years old and 24 months of continuous employment with the Company. Contributions are currently limited to ten percent of each participants compensation. Total contributions made for the nine months ended February 28, 1999, were $10,981. All contributions to the plan have been funded on a current basis.

                        FRESHSTART VENTURE CAPITAL CORP.
                        NOTES TO THE FINANCIAL STATEMENTS


NOTE 9    MANAGEMENT FEES

          The SBA approved the Company's total compensation of $225,000. Compensation is inclusive of officers' and staff salaries and pension contributions.

NOTE 10  RELATED PARTY TRANSACTION

          The Company currently leases office space from a real estate partnership, whose partners consist of certain officers and directors of the Company, for $1,500 per month plus certain extraordinary operating expenses. The lease is month to month with a minimum annual rental of $18,000

          Certain officers and directors of the Company are also shareholders of the Company. Officers' salaries are set by the Board of Directors and are also subject to maximum compensation set by the SBA. For the nine months ended February 28, 1999, officers' salaries, including pension contributions, were $91,215.

NOTE 11  SIGNIFICANT CONCENTRATION OF CREDIT RISK

          Approximately seventy nine (79%) percent of the Company's loan portfolio consists of loans made for the financing and purchase of New York City taxicab medallions and related assets.

NOTE 12  FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISKS

          The Company maintained approximately $644,182 in one bank in excess of amounts that would be insured by the Federal Depository Insurance Corporation. Management of the Company feels that the bank is well capitalized under FDIC guidelines.

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

          Debentures Payable to Small Business Administration - The fair value of debentures as of February 28, 1999 and May 31, 1998 was approximately $12,360,000 and was estimated by discounting the expected future cash flows using the current rate at which the SBA has extended similar debentures to the Company.

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

Results of Operations For the Nine Months ended February 28, 1999 and 1998

     Total investment income. The Company's investment income for the nine months ended February 28, 1999 increased to $2,158,198 (an increase of 27%) from $1,693,630 for the nine month period ended February 28, 1998. This increase was mainly due to an increase in the loan portfolio during the fiscal year, and the utilization of an additional $3,250,000 in bank debt. The portfolio increased from $22,226,141 as of February 28, 1998 to $25,013,075 as of February 28, 1999,
as part of the Company's strategy to maximize shareholder rate of return by use of bank debt and a reduction in loan participations.

Operating Expenses

Interest expense for the nine month period ended February 28, 1999 increased $389,824 ($1,015,801 from $625,977) over the similar quarter ended February 28, 1998. This increase was mainly due to increased bank borrowings for the period, and higher debenture costs for the nine months ended February 28, 1999.

     Other operating expenses increased $120,817 when compared with the similar nine month period ended February 28, 1999. This increase was mainly due to increases in legal fees, and other fees.

Statement of Financial Position

     Total assets and liabilities remained constant as of February 28, 1999 when compared with the statement of financial position as of May 31, 1998. The reserves for bad debts were deemed to be adequate as of February 28, 1999. Accordingly, the Company did not take any additional bad debt charge-offs.

Results of Operations For the Three Months ended February 28, 1999 and 1998

     Total investment income. The Company's investment income for the three months ended February 28, 1999 increased to $31,759 (an increase of 5%) from $695,764 for the three month period ended February 28, 1998. This increase was mainly due to a small increase in the loan portfolio.

Operating Expenses

     Interest expense for the three month period ended February 28, 1999 increased $79,426 ($335,378 from $255,952) over the similar quarter ended February 28, 1998. This increase was mainly due to increased bank borrowings for the period.

     Professional fees increased by $46,403, when compared with the similar three month period ended February 28, 1998. This increase was mainly due to increases in legal fees.

     There were no significant changes in other operating expenses when compared with the similar three month period ended February 28, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     To date, the Company has funded its operations through capital contributions by its principal stockholders, public and private sales of its securities, the issuance to the SBA of its subordinated debentures and SBA 4% cumulative preferred stock, in order to make loans, increase its leverageable capital and pay its operating expenses.

     The Company's potential sources of liquidity are credit facilities with banks, fixed rate long-term subordinated debentures that are issued to the SBA and loan amortization and prepayments. The Company currently distributes at least 90% of its investment company taxable income; consequently, the Company primarily relies upon external sources of funds to finance growth. At February 28, 1999, the Company's $19,280,248 of debts consisted of $12,360,000 SBA subordinated debentures with fixed rates of interest with a weighted average of 6.93%, $1,410,000 of 4% cumulative preferred stock and a $5,000,000 short term bank line of credit.

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

     As a result of several factors, the number and dollar volume of taxi loans originated by the Company have not increased. The factors which contributed to this included an increased competition for taxi loans, and more alternative loan products. These other products often provide prospective borrowers with interest only rates, which the Company does not provide.

     The reduction in the interest rate spread (investment income versus interest expense) where investment income went up by only 31% and interest expense went up by 63%, reduced profits by 7% versus the comparable nine months.

     The current lower interest rate environment and increased lending competition have reduced the spread between the rate at which the Company lends funds and the cost of such funds. There can be no assurance that the Company will experience increased spreads in the foreseeable future. In some cases, the increased level of lending competition has resulted in interest rates considerable more aggressive than those offered by the Company. In order to maintain a quality portfolio, the Company has and will continue to adhere to its historical underwriting criteria. Accordingly, certain loan origination opportunities which do not meet the Company's underwriting criteria will not be funded by the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 14, 1999                  Freshstart Venture Capital Corp.



                                        By: /s/ Zindel Zelmanovitch
                                        ----------------------------------------
                                        Zindel Zelmanovitch, Chief Executive,
                                             Financial and Accounting Officer