Form 10-K
period 1999-05-31
FRESHSTART VENTURE CAPITAL CORP
filed 1999-08-26
CIK 818897

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                     -------

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 1999            Commission File Number 0-26214

                        FRESHSTART VENTURE CAPITAL CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              New York                                           13-3134761
    (STATE OR OTHER JURISDICTION                              (I.R.S. EMPLOYER
  OF INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

24-25 Jackson Avenue, Long Island City, New York                    11101
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (718) 361-9595
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     Common Stock, par value $.01 per share

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 1999 was approximately $8,095,857.

         The number of outstanding shares of the registrant's common stock as of July 31, 1999 was 2,172,688 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

================================================================================

                                     PART I
ITEM 1.           BUSINESS

GENERAL

         Freshstart Venture Capital Corp. (the "Company" or "Freshstart") is a Small Business Investment Company ("SBIC") that operates as a Specialized Small Business Investment Company ("SSBIC") under the Small Business Investment Act of 1958, as amended, (the "1958 Act"), and is regulated and financed in part by the Small Business Administration ("SBA"). The Company is a non-diversified investment company that has elected to be regulated as a business development company ("Business Development Company"), a type of closed-end investment company under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company has elected to be taxed as a "regulated investment company" ("RIC") for federal income tax purposes. As a regulated investment company, the Company pays out to its shareholders substantially all of its investment company taxable income as dividends. Since fiscal 1988, the Company has paid dividends for each fiscal year and it intends to continue to pay dividends as long as funds are legally available for distribution.

         As an SSBIC, the Company's business is to provide loan financing to small and medium sized businesses at least 50% owned by persons who qualify under SBA regulations as socially or economically disadvantaged. The Company has in the past and intends to continue to make in the future a substantial portion of its loans to finance taxicab medallions, taxicabs and related assets, with the balance of its loans being made to other small business concerns. Taxi loans, which represented approximately 79% of the aggregate principal amount of the Company's loan portfolio as of May 31, 1999, are collateralized by taxicab medallions and related assets. The Company has had a very low delinquency rate with taxicab medallion loans and has never suffered a material loss in connection with such financings. Historically, the majority of the Company's taxicab medallion loans have been subordinate to loans by senior lenders. The balance of the Company's loan portfolio includes loans for the acquisition and/or operation of other small businesses and the Company intends to continue to make such loans. The Company has not to date made any equity investments in any small business concerns and has no present intention to do so. The Company may in the future, however, make such equity investments, if determined by its Board of Directors at such time to be in the best interests of the Company.

         As an SSBIC, the Company has certain benefits not available in other lending institutions. An investment in an SSBIC, such as a purchase of the Company's Common Stock, may afford certain investors favorable tax benefits, including the ability to defer recognizing capital gain from the sale of publicly traded securities, subject to certain limitations, if the investor uses the proceeds from such sale within 60 days to purchase common stock in an SSBIC. See "Business - Specialized Small Business Investment Companies." In addition, subject to certain conditions, certain financial institutions may be able to satisfy their requirements under the Community Reinvestment Act of 1977 by buying shares of the Company's Common Stock. See "Federal Regulation-Community Reinvestment Act." In October 1996, legislation was enacted which eliminated the authority of the SBA to issue new SSBIC licenses.

         The Company was organized as a New York corporation on March 4, 1982. The Company currently maintains offices at 24-25 Jackson Avenue, Long Island City, NY 11101 (telephone: (718) 361-9595).

RECENT DEVELOPMENTS

         On August 17, 1999, the Company entered into a Letter of Intent with Medallion Financing Corp. ("Medallion"), a specialty finance company publicly trading on The Nasdaq National Market (NNM: TAXI), relating to the proposed acquisition of the Company by Medallion. Medallion, like the Company, is a RIC that distributes 90% of its income to shareholders.

         The Letter of Intent contemplates that a definitive agreement will be executed by the parties which will provide that the Company's shareholders will receive Medallion common stock having a fair market value of $4.15 to $5.00 for each share of the Company's Common Stock held by them. If the fair market value of the Medallion's common stock falls below $12.00 per share, Medallion may elect not to proceed with the proposed transaction. In addition, the Letter of Intent restricts the Company's ability to declare dividends in excess of $.03 per share per fiscal quarter until December 31, 1999 and includes the grant by the Company of an option to purchase up to 19.99% of the Company's stock at an exercise price of $3.875 per share if the Company accepts an offer from another party or, under certain circumstances, elects not close the proposed transaction. The closing of the proposed transaction is subject to the completion of due diligence, the approval of the Board of Directors of both companies, the approval of the shareholders of the Company, regulatory approval, the execution and delivery of a definitive merger agreement and the satisfaction of customary conditions. It is the intention of both companies to consummate the proposed transaction prior to December 31, 1999.

NATURE OF LOANS

         THE COMPANY'S LOANS. Loans made by the Company are subject to certain restrictions imposed by the SBA as to the maximum interest rate that may be charged and with respect to their terms (currently, no more than 20 years). Generally, the Company's loans have been made to small business concerns, are secured by related assets and are personally guaranteed by the owners of the company owning the small business. In addition, the Company's loan documentation provides that its liens on the collateral furnished by its borrowers must be enforceable in the event of a default by such borrowers. The Company will not lend to, or otherwise invest more than, the lesser of (i) 10% of its total assets, or (ii) 30% of its paid-in capital attributable to its Common Stock, in any one small business concern. The Company has not made, and is prohibited by applicable SBA regulations from making, loans to officers or directors of the Company or to any person owning or controlling, directly or indirectly, 10% or more of the Company's Common Stock. Under prior SBA regulations the maximum rate of interest which the Company could charge on loans could not exceed the higher of either the Company's weighted average cost of qualified borrowings, as determined pursuant to SBA regulations without regard to subsidized interest rates, plus, in either case, seven percentage points, rounded off to the next lower eighth of one percent; provided however, that if the then current debenture rate was 8% per annum or lower, the Company was permitted to charge up to 15% per annum. The maximum rate of interest per annum allowed to be charged by the Company to its borrowers for loans originated during January 1997 was 19% for a loan and 14% for a convertible debt security. The new regulations now allow an SBIC to use its own weighted average cost of borrowing as the basis for determining the maximum rate that it may charge for loans or debt securities. However, the ability of the Company to charge such a rate is limited by competition. The rates of interest on loans in the Company's portfolio ranged from 8.38% to 18% at May 31, 1999. For the month of May 31, 1999, the average annual weighted interest rate per loan outstanding was 9.62%.".

         A substantial portion of the Company's loans have been made in the past to purchasers or owners of New York City taxicab medallions. As an investment company registered under the 1940 Act, the Company is required to adopt certain fundamental investment policies. Such policies, once adopted, may only be changed by the shareholders of the Company. See "Investment Policies." The Company's investment policy with respect to the concentration of investments previously permitted the Company to invest up to 50% of its loan portfolio for the purpose of financing the purchase or continued ownership of taxicab medallions, taxicabs and related assets. After the 50% limitation was inadvertently exceeded by the Company without shareholder approval, the Company's shareholders amended such investment policy. Pursuant to the Company's present investment policy with respect to the concentration of investments (i) the Company must make at least 25% of its investments for financing the purchase or continued ownership of taxicab medallions, taxicabs and related assets and
(ii) the Company may not concentrate 25% or more of its total assets in securities of issuers in any other industry group. As of May 31, 1999, approximately 79% of the aggregate principal amount of its outstanding loans, $19,690,009 of an aggregate of $25,123,632, represented loans made to finance the purchase or continued ownership of New York City taxicab medallions. The balance, $5,433,623 (21%), consisted of loans to various commercial borrowers. See "Loan Portfolio; Valuation." While the Company is authorized by its license to allocate up to 50% of its portfolio to taxicab medallion loans, the SBA has to date permitted the Company to operate in excess of this limitation. No assurance can be given that the SBA will continue to allow the Company to allocate in excess of 50% of its loan portfolio to taxicab medallion loans.

         In 1994, the SBA conducted a study of the New York City taxi industry to review SBIC policy, compliance and financial issues associated with a significant concentration of SBIC and SSBIC investments in the taxi medallion industry. The study suggested that, given funding limitations, the SBA should remain cognizant of its general policy to avoid the concentration of funding in one industry or geographic location.

         Although the Company currently anticipates that it will continue to make loans to purchasers or owners of New York City taxicab medallions, it intends to allocate an increasing portion of its assets to the making of loans to a variety of small businesses, subject to any limitations imposed by SBA regulations or the 1940 Act.

         BORROWINGS. The Company is authorized by its certificate of incorporation to issue shares of preferred stock and subordinate debentures to the SBA pursuant to the 1958 Act. The Company may also borrow money and issue promissory notes and other obligations, subject to SBA regulatory limitations. In addition to the subordinated debentures issued to, or guaranteed by, the SBA, the Company has, from time to time, borrowed funds from banks.

         SCOPE OF BUSINESS ACTIVITIES. The Company has not purchased, and does not intend to purchase, commodities or commodity contracts and it has not engaged, nor does it intend to engage, in the business of underwriting the securities of other issuers. In addition, the Company does not intend to purchase a controlling interest in any small business except as may be necessary in the event of a foreclosure on the security for a particular loan. The Company does not intend to engage in the purchase or sale of real estate or in investments in the securities of other investment companies.

         Although the Company's certificate of incorporation authorizes equity investment in small business concerns, the Company has not to date made any equity investments in any taxicab or other small business concern. However, the Company may make such equity investments if determined by its Board of Directors to be in the best interests of the Company.

         The Company currently has no intention of performing advisory services for other businesses, although as a Business Development Company it has agreed to offer its portfolio companies, if requested, significant management assistance.

SPECIALIZED SMALL BUSINESS INVESTMENT COMPANIES

         GENERAL. As an SSBIC, the Company is eligible to apply for certain financing from the SBA, and the Company and its shareholders are eligible for certain tax benefits, both described below. The SBA has discretion in determining whether financing will be available to an SSBIC and the type and amount of such financing. Therefore, there can be no assurance as to the nature, amount or timing of SBA financing that may actually be obtained by the Company. See "Risk Factors-SBA Financing Not Assured." Furthermore, there are certain restrictions and requirements to which the Company is subject by virtue of its being an SSBIC. See "Federal Regulation-Regulation under the Small Business Investment Act of 1958."

         BACKGROUND. SBICs and SSBICs are privately owned and managed investment companies licensed by the SBA. The 1958 Act requires each licensee to have a minimum level of private investor capital and to be operated by experienced management. Under present law for companies which were incorporated prior to October 1, 1996, an SBIC must have at least $2.5 million in private capital and an SSBIC must have not less than $1.5 million. As noted below, SBICs and SSBICs are mandated by the 1958 Act to make investments in small businesses and, in return, are eligible to apply for favorable financing from the SBA called "leverage." SBICs were created under the 1958 Act as a vehicle for providing equity capital, long- term loan funds and management assistance to small businesses. In general, the SBA considers a business to be "small", and therefore eligible to receive loans from an SBIC, only if (i) its net worth does not exceed $18,000,000 and if the average of its net annual income after taxes for the preceding two years was not more than $6,000,000 or (ii) it meets the size standard for the industry in which it is primarily engaged, pursuant to SBA regulations. In addition, SBICs are required to allocate a portion of their portfolio to the financing of any concern that (i) together with its affiliate does not have net worth in excess of $6 million and does not have an average net income after taxes for the preceding two years in excess of $2 million or (ii) meets the size standard for the industry in which it is primarily engaged. SBICs are licensed, regulated and sometimes financed in part by the SBA. SSBICs are SBICs which specialize in providing equity funds, long-term loans and management to small business concerns at least 50 % owned and managed by individuals from groups in the United States that are socially or economically disadvantaged, including certain designated ethnic minorities, Vietnam War era veterans, and other groups which fall within SBA guidelines relating to social or economic disadvantage.

BENEFITS.

         The principal benefits to the Company as a result of its being licensed as an SSBIC are as follows:

         1. Prior to October 1, 1996 the SBA was authorized to purchase shares of non-voting preferred stock from an SSBIC for cash up to an amount equal to the SSBIC's aggregate common stock and additional paid-in capital net of organizational expenses, excluding any amounts paid by the SBA (the "Leverageable Capital"). Prior to November 1989, such shares of preferred stock had a 3% annual cumulative dividend. Subsequent to November 1989, all new preferred stock issued by an SSBIC was required to have a 4% annual cumulative dividend and to be redeemed by the SSBIC within 15 years from the date of any such issuance. The Company issued 650,000 shares of its 4% Preferred Stock to the SBA, for an aggregate purchase price of $650,000 in May 1992 and an additional 760,000 shares of 4% Preferred Stock, for an aggregate purchase price of $760,000 in October 1994. The 4% dividend may be accumulated and need not be paid to the SBA on an annual or other periodic basis, so long as cumulative dividends are paid to the SBA before any other payments are made to investors. The Company and the SBA entered into a repurchase agreement, dated May 10, 1993 (the "Repurchase Agreement"). Pursuant to the Repurchase Agreement, the Company repurchased all 1,520,000 shares of its 3% Preferred Stock from the SBA for a purchase price of $.36225679 per share, or an aggregate of $550,630. The repurchase price was at a substantial discount to the original sale price of the 3% Preferred Stock which was sold to the SBA at par value or $1.00 per share. As a condition to the repurchase, the Company granted the SBA a liquidating interest in a newly created restricted capital surplus account (the "Restricted Surplus Account"). The Restricted Surplus Account is equal to the amount of the repurchase discount. The initial value of the liquidating interest was $969,370, the amount of the repurchase discount on the date of repurchase, and is being amortized over a 60-month period on a straight-line basis. As of May 31, 1999, the liquidating interest was fully amortized.

         2. The term of SBA Debentures may be up to 15 years, but is typically 10 years. The SBA will purchase or guarantee such debentures only after an SSBIC has demonstrated a need for such debentures as evidenced by the SSBIC's investment activity and its lack of sufficient additional funds available for investments. An SSBIC that has invested at least 50% of its Leverageable Capital and the proceeds of its SBA Debentures is presumed to lack sufficient funds available for investment. Generally, SBA Debentures will bear interest at a fixed rate which is based on the rate which is set by the underwriters of the pooled debentures sold through the SBIC Funding Corp. Prior to October 1, 1996, the SBA was authorized during the first five years of the initial term of the debentures, to subsidize an SSBIC's annual interest rate by paying 300 basis points (3%) of the interest due on such debentures. After maturity, these debentures may be refinanced by the SBA as a new unsubsidized debenture with a 10-year term. Currently, the Company has $12,360,000 in subordinated debentures outstanding with a weighted average interest rate of 7.6% per annum.

         The SBA also makes available to both SBIC's and SSBIC's financing in the form of a guaranty of unsubsidized debentures. These debentures have terms of up to 15 years, but typically 10 years. The debentures are sold through the SBIC Funding Corp. and carry a fixed interest rate based on prevailing market rates.

         With respect to debentures guaranteed by the SBA after July 1, 1991, the SBA's claim against an SSBIC is subordinated, in the event of such SSBIC's insolvency, only in favor of present and future indebtedness outstanding to lenders and only to the extent that the aggregate amount of such indebtedness does not exceed the lesser of 200% of such SSBIC's paid-in capital and paid-in surplus (as adjusted pursuant to SBA regulations), or $10,000,000. However, the SBA may agree to a subordination in favor of one or more loans from certain other lenders, in its sole discretion. As of May 31, 1999, the Company has an aggregate of $12,360,000 of subordinated debentures outstanding. Such debentures currently bear interest at rates ranging from 6.54% to 9% per annum.

         3. Under the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), Section 1044, C corporations and individuals (not estates, trust, partnerships or S corporations) may elect to defer recognition of capital gain realized on the sale of publicly traded securities if the taxpayers use the sales proceeds within 60 days to purchase common stock or a partnership interest in an SSBIC. The amount of gain an individual may elect to roll over for a tax year is limited to the lesser of (1) $50,000, or (2) $500,000 reduced by any gain previously excluded under this provision for all preceding taxable years ($25,000 and $250,000, respectively, for married individuals filling separately). For C corporations, the annual and cumulative limits are increased to $250,000 and $1 million, respectively. To the extent that sales proceeds exceed the cost of the SSBIC common stock or partnership interest, gain must be currently recognized. Recognition of ordinary gain may not be deferred. This election is made by a shareholder on Schedule D to his Form 1040 Federal income tax return for the year in which the securities are sold.

         For purposes of Section 1044 of the Code, the term "publicly traded securities" means securities which are traded on an established securities market. The taxpayer's basis in the SSBIC stock or partnership interest is reduced, by the amount of any unrecognized gain on the sale of the securities.

         Each investor before making an investment should consult with his own accountant or tax advisor as to the potential application of the tax benefits available under Code Section 1044. Each shareholder should note that his holding period for the Company's Common Stock begins upon the purchase of the Common
Stock with no inclusion in such holding period for the time he held the publicly-traded securities. If a shareholder sells the Common Stock and realizes a gain or loss upon such sale, such gain or loss will be a long-term capital gain or loss, if the shareholder held such Common Stock for more than one year.

         To encourage investment in new ventures and SSBICs, such as the Company, Code Section 1202 grants relief to investors who risk their funds in these businesses. Non-corporate investors may exclude up to 50% of the gain they realize on the disposition of qualified small business stock issued after August 10,1993, and held for more than five (5) years. The amount of gain eligible for the 50% exclusion is subject to per issuer limits. The exclusion is available to taxpayers who own eligible stock for five years in a qualified corporation that actively conducts a qualified trade or business and that meets a maximum gross assets test. SSBICs which qualify for Code Section 1202 treatment at the time of the taxpayer's investment are also exempt from certain line of business limitations.

         However, if an individual utilizes Code Section 1044 to defer recognition of capital gain on the sale of publicly traded securities and then invests those funds in qualified small business stock, the deferred gain would not be eligible for the 50% exclusion, although the appreciation occurring after the purchase of the qualified small business stock would be eligible for such 50% exclusion.

         4. Legislation was enacted on October 1, 1996 which eliminated most distinctions between SBICs and SSBICs and eliminated the authority to issue new SSBIC licenses. Under a consolidated program, all new applicants will be licensed as SBICs. The legislation raises the minimum capital requirements for new applicants and increased certain user fees charged to licensees in connection with the receipt of leverage. The legislation exempts from the increased capital requirements all SSBICs and certain SBICs existing at the date of the legislation's enactment. The user fees are fees that are charged to licensees in connection with the purchase or guaranty by the SBA of debentures or participating securities. The legislation specifies that the user fee will equal 3% of the principal amount purchased or guaranteed by the SBA plus 1% of the interest rate charged on the debentures or participating securities. The legislation also limits the securities that can be purchased or guaranteed by the SBA to debentures without a federal interest rate subsidy and to participating equity securities.

REGULATION AS A BUSINESS DEVELOPMENT COMPANY

         The Company is a closed-end, non diversified investment company that has elected to be regulated as a Business Development Company under the 1940 Act and, as such, is subject to regulation under that Act. Among other things, the 1940 Act contains prohibitions and restrictions relating to transactions between the Company and its affiliates, principal underwriters and affiliates of those affiliates or underwriters and requires the majority of the Company's directors be persons other than "interested persons," as defined in the 1940 Act. In addition, the 1940 Act prohibits the Company from changing the nature of its business so as to cease to be, or to withdraw its election as, a Business Development Company unless so authorized by the holders of a majority of its outstanding voting securities.

         A Business Development Company is permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to the shares offered hereby (collectively, "Senior Securities" as defined in the 1940 Act) if the asset coverage, as defined in 1940 Act, of any Senior Security is at least 200% immediately after each such issuance and certain other conditions are met. On the other hand, because the Company is an SSBIC, the only asset coverage requirement applicable to it would give the holders of its Senior Securities constituting indebtedness, the right to elect a majority of the Board of Directors, if on the last business day of each of 12 consecutive calendar months, the Company failed to maintain at least 100% asset coverage. Also, while Senior Securities constituting preferred stock are outstanding (other than preferred stock issued to or guaranteed by the SBA), provision must be made to prohibit any distributions to shareholders or the repurchase of such securities or shares unless the applicable asset coverage ratios are met at the time of the distribution or repurchase of such securities or shares unless the applicable asset coverage ratios are met at the time of the distribution or repurchase. The Company may also borrow amounts up to 5% of the value of its total assets for temporary purposes.

         Under the 1940 Act, a Business Development Company may not acquire any asset, other than assets of the type listed in Section 55(a) of the 1940 Act ("Qualifying Assets") unless, when the acquisition is made, such Qualifying Assets represent at least 70% of its total assets. The principal categories of Qualifying Assets relevant to the business of the Company are the following:

         (1) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer is an eligible portfolio company. An "eligible portfolio company" is defined, in pertinent part, in the 1940 Act as any issuer which:

                  (a) is organized under the law of, and has its principal place of business in, the United states;

                  (b) is not an investment company, other than another SBIC that is wholly owned by the Business Development Company; and

                  (c) does not have any class of securities with respect to which margin credit may be extended under federal law.

         (2) Securities of any eligible portfolio company which is controlled by the Business Development Company.

         (3) Securities received in exchange for or distributed on or with respect to securities described in item (1) or (2) above, or pursuant to the exercise of options, warrants or rights relating to such securities.

         (4) Cash, cash items, government securities, or high quality debt securities maturing in one year or less from the time of investment.

         In addition, a Business Development Company must have been organized (and have its principal place of business) in the United States for the purpose of making investments in the types of securities described in items (1) or (2) above and, in order to count the securities as Qualifying Assets for the purpose of the 70% test, the Business Development Company must either control the issuer of the securities or make available to the issuer of the securities significant managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby a Business Development Company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company; or in the case of an SBIC (such as the Company), making loans to a portfolio company.

INVESTMENT POLICIES

         The investment policies set forth herein constitute fundamental policies of the Company pursuant to the 1940 Act which may be changed only by the vote of the lesser of (i) a majority of its outstanding Common Stock, or
(ii) 67% of the number of shares of Common Stock present in person or by proxy at a duly held shareholder meeting at which at least 50% of the outstanding shares of Common Stock are so present.

         (a) ISSUANCE OF SENIOR SECURITIES. The Company may issue preferred stock and subordinated debentures to the SBA in the maximum amounts permissible under the 1958 Act and the applicable regulations.

         (b) BORROWING OF MONEY. The Company has the power to borrow funds from banks, trust companies, other financial institutions, the SBA or any success or agency and/or other private or governmental sources, if determined by the Company's Board of Directors to be in the best interests of the Company.

         (c) UNDERWRITING. The Company has not engaged, and does not intend to engage, in the business of underwriting the securities of other issuers.

         (d) CONCENTRATION OF INVESTMENTS. The Company may not concentrate 25% or more of its total assets in securities of issuers in any industry group except the taxicab industry. The Company will make at least 25% of its investments for financing the purchase or continued ownership of taxicab medallions, taxicabs and related assets. The balance of its investments includes, and the Company intends to continue to finance, the acquisition and/or operation of other small businesses. All of the Company's loans are made to those persons defined by SBA regulations as socially or economically disadvantaged persons or entities and which are at least 50% owned by persons so defined as socially or economically disadvantaged.

         (e) REAL ESTATE. The Company has not engaged, and does not intend to engage, in the purchase and sale of real estate. However, the Company may elect to purchase and sell real estate in order to protect any of its prior investments which it considers at risk.

         (f) COMMODITIES CONTRACTS. The Company has not engaged, and does not intend to engage, in the purchase and sale of commodities or commodities contracts.

         (g) LOANS. The Company has made, and will continue to make, loans to small business concerns in accordance with the provisions of the 1958 Act and the regulations issued by the SBA thereunder.

         (h) WRITING OPTIONS. The Company has not engaged, and does not intend to engage, in the writing of options.

         (i) SHORT SALES. The Company has not engaged, and does not intend to engage, in short sales of securities.

         (j) PURCHASING SECURITIES ON MARGIN. The Company has not engaged, and does not intend to engage, in the purchase of securities on margin.

         (k)      FUTURES CONTRACTS.  The Company has not engaged,  and does not
                  intend  to  engage,   in  the  purchase  or  sale  of  futures
                  contracts.

         (l) RESTRICTED SECURITIES. The Company may invest up to 100% of its assets in restricted securities.

         (m) TYPES OF INVESTMENTS. Although the Company was organized primarily to provide long term loan funds to small business concerns, the Company's certificate of incorporation provides the Company with the authority to invest in the equity capital of small business concerns. Accordingly, the Company may make equity investments in small business concerns if determined by its Board of Directors to be in the best interests of the Company. Further, except as otherwise provided by applicable regulations, there shall be no limitation on to amount of equity investments the Company may make.

         (n) MAXIMUM INVESTMENT. The Company will not lend or otherwise invest more than the lesser of (i) 10% of its total assets or
                  (ii) 30% of its paid-in capital attributable to its Common Stock with respect to any one small business concern.

         (o) PERCENTAGE OF VOTING SECURITIES. The percentage of voting securities of any one small business concern which the Company may acquire may not exceed 49% of the outstanding voting equities of such small business concern, except as set forth in paragraph (p).

         (p) MANAGEMENT CONTROL. The Company does not intend to invest in any company for the purpose of exercising control of management. However, the Company may elect to acquire control in order to protect any of its prior investments which it considers at risk.

         (q) INVESTMENT COMPANIES. The Company has not invested, and does not intend to invest, in the securities of other investment companies.

         (r) PORTFOLIO TURNOVER. The Company intends to make changes in its portfolio when, in the judgment of its Board of Directors, such changes will be in the best interest of the Company's stockholders in light of the then existing business and financial conditions. The Company does not anticipate that its loan portfolio will realize an annual turnover in excess of 50%, although there can be no assurance with respect thereto.

LOAN PORTFOLIO; VALUATION

         The following table sets forth a classification of the Company's outstanding loans as of May 31, 1999.

                                                                                                     BALANCE
                                       NUMBER OF                                MATURITY           OUTSTANDING
TYPE OF LOAN OUTSTANDING                 LOANS         INTEREST RATE             DATE              MAY 31, 1999
------------------------                 -----         -------------             ----              ------------

NYC Taxi Medallion                         197          8.38% - 15.00%        1 - 7 years           $19,690,009
Services                                     4         15.00% - 16.00%        1 - 7 years               503,418
Auto Repair Service                          5          9.38% - 15.00%        1 - 4 years               389,777
Renovation and Construction                  1                  15.00%            5 years               134,852
Retail Establishment                         4         11.25% - 13.00%        1 - 5 years               377,583
Restaurant                                   8         11.50% - 18.00%        1 - 7 years             1,879,339
Gasoline Service Station                     4         10.00% - 15.00%        1 - 7 years               295,726
Manufacturing                                1         10.00% - 15.00%        1 - 7 years               151,572
Laundromat and Dry Cleaners                 17         10.00% - 15.00%        1 - 7 years             1,595,238
Medical Offices                              1                  15.00%        1 - 3 years               106,118
                                    ----------                                                     ------------
                  TOTAL                    242                                                     $ 25,123,632
                                    ==========                                                     ============

Substantially all of the above loans are collateralized by either New York City tax medallions or real estate holdings.

         The average loan made to finance the purchase or continued ownership of taxi medallions, taxicabs and related assets, and start-up costs varies from between 75% to 95% of the market value of the taxi medallions, taxicabs and related assets at the time of such loan. Such loans are typically secured by the medallions, taxicabs and related assets and range in size from $50,000 to $212,000. Loans made by the Company to finance the acquisition and/or operation of retail or manufacturing businesses are typically secured by real estate and other assets and range in size from $50,000 to $250,000. In the case of loans to corporate owners, the loans are also personally guaranteed by the shareholders of the borrower. Historically, the majority of the Company's taxicab medallion loans have been subordinate to loans from senior lenders. The Company has experienced a very low delinquency rate with respect to subordinated taxicab medallion loans. The Company currently intends to increase its portfolio of unsubordinated taxicab medallion loans in the future because there are more opportunities for such loans. With the remaining balance of its loan portfolio, the Company intends to continue to finance the acquisition and/or operation of other small businesses. The Company has not committed more than 10% of its assets to any one business concern in the Company's portfolio. The interest rates charged by the Company on its currently outstanding loans range from 8.83% to 9% per annum. For the month of May 1999, the average annual weighted interest rate per loan outstanding originated was 9.62% and the average term of the Company's outstanding loans was approximately 60 months.

         VALUATION. As an SSBIC, the Company is required by applicable SBA regulations to submit to the SBA semi-annual valuations of its investment portfolio, as determined by its Board of Directors, which considers numerous factors including but not limited to the financial strength of its borrowers and the value of the underlying collateral securing the loans. See Note 2 of Notes to the Financial Statements for a discussion of the Company's method of valuation of its current portfolio of loans. In the event the Company invests in the future in securities for which price quotations are readily available, the

Company will value such investments at their fair market value, based on such quoted prices. With respect to securities for which price quotations are not readily available, such securities will be valued at fair value as determined by the Board of Directors.

         LOAN CONSIDERATIONS. In evaluating each applicant for a loan, the Company considers the following factors: (1) the applicant (or 50% in interest of the concern's principal owners) must be classified as an economically or socially disadvantaged person under SBA regulations, (2) the applicant's ability to repay the loan, and (3) the value and type of collateral proposed by the prospective borrower to collateralize the business loans.

         COLLECTION EXPERIENCE. As of May 31, 1999, the Company had 16 loans totaling $1,594,015 with accrued interest (which is not reflected as an asset on the Company's balance sheet) of $938,645 which were delinquent. The Company considers a loan to be delinquent if the borrower fails to make payments for 90 days or more. However, the Company may agree with a borrower that cannot make payments in accordance with the original loan agreement to modify the payment terms of the loan. The Company's current provision for loan losses, $316,441, is deemed by the Company to be sufficient. Based upon present appraisals, the Company anticipates that a substantial portion of the principal amount of its delinquent loans would be collected upon foreclosure of such loans, if necessary. There can be no assurance, however, that the collateral securing such loans will be adequate in the event of a foreclosure by the Company.

THE NEW YORK CITY TAXI MEDALLION INDUSTRY AND MARKET

         As presently provided by law, the number of medallions for New York City taxicabs that may be issued by New York City is limited to 12,187. There are two basic types of medallions: (a) corporate and (b) individual owner-driver. Of the total current supply, 7,047 are corporate medallions and 5,160 are for individually owned cabs. A corporate medallion is issued with respect to a cab owned by a corporation with a minimum of two cabs and two corporate medallions (i.e. one corporate medallion per cab). An individual owner-driver may not own more than one cab and one medallion. Corporate medallions are used by large fleet concerns with many taxicabs and many drivers or by small corporations owning two or more medallions (the so called "minifleet").

         Until August 1995, only 11,787 medallions were permitted to be issued. On August 8, 1995, a bill permitting the City of New York to issue up to 400 additional tax medallions was signed by the Governor of the State of New York and approved by the New York City Council which permitted the sale of up to such number of medallions over a three-year period. 133 of such medallions were sold in May 1996, an additional 133 were sold in October 1996 and the balance was sold in September 1997.

         At the present time, most medallion sales are handled through brokers. As a result, an active marketplace has developed for the purchase and resale of medallions. The price of a medallion varies with supply and demand. Individually owned medallions currently sell for approximately $220,000 and corporate medallions sell for approximately $270,000 each. In addition, a 5% New York City transfer tax and various brokerage commissions are additional expenses incurred in the acquisition and sale of a medallion.

         In addition to purchases and sales of medallions, a substantial market exists for refinancing medallions held by existing owners. Management estimates this market to exceed that of the market for financing transfers.

         A prospective medallion owner must meet the requirements of the TLC which approves all sales and transfers. In general, the requirements are that the prospective owner have no criminal record, that the purchase funds be derived from legitimate sources, and that the taxi vehicle and meter meet specifications set by the TLC. Also required is a clearance from prior insurers of the seller in the form of letters stating that there are no outstanding claims for personal injuries in excess of insurance coverage.

MARKETING

         Medallion transfers are usually handled through medallion brokers who have frequent contact with taxicab owners and drivers. Medallion brokers locate buyers for sellers of medallions and sellers for buyers of medallions, and then typically employ a financing broker to arrange for the financing of the medallion purchases. Presently, to the knowledge of the Company, there are approximately 35 medallion and financing brokers in New York City. Medallion brokers customarily receive a brokerage fee of approximately $3,000 to $5,000 per medallion transfer the cost of which fee is typically split between the buyer and seller.

         A substantial portion of the Company's taxicab medallion financings are referred to the Company by Pearland Transfer Corp. ("Pearland"), a medallion brokerage company of which Neil Greenbaum and Pearl Greenbaum, officers and directors of the Company, and Barbara Joy Hamill, the wife of John Hamill, a director of the Company, are principals. See "Item 14 - Certain Relationships and Related Transactions." The Company also receives referrals from other medallion brokers, its current borrowers and other SSBICs.

COMPETITION

         SBICs, SSBICs, banks, credit unions and private lenders have traditionally financed the acquisition and/or operation of small retail and manufacturing businesses. The Company expects to continue to encounter competition from such lenders, many of which are well established and have resources which exceed those available to the Company.

YEAR 2000 COMPLIANCE

         Many computer software systems in use today cannot properly process date-related information beginning on and continuing after January 1, 2000. This will not pose a problem for the Company since its program which tracks investment portfolios and tracks accounting functions are all Y2K compliant. In addition, the Company has inquired of its commercial banks and other service providers as well as of its major portfolio companies to determine if they will be prepared for the Year 2000. While all have indicated they are taking the necessary steps to be in compliance, there can be no assurance that all exposure will be eliminated. It is anticipated that the Company will incur no material expenses related to the Year 2000 issue.

EMPLOYEES

         As of June 30, 1999, the Company had four full-time employees (including two of its executive officers). In addition, the Company has from time engaged the services of temporary staff.

FEDERAL REGULATION

REGULATIONS UNDER THE SMALL BUSINESS INVESTMENT ACT OF  1958

         As the holder of a license from the SBA to operate as an SSBIC, the Company may be eligible for certain financing from the SBA on favorable terms as described above under the heading "Business-Specialized Small Business Investment Companies," but is subject to certain restrictions and requirements under the 1958 Act and SBA regulations thereunder. On January 31, 1996, the SBA promulgated a final rule revising the SBA regulations governing the small business investment company program. These restrictions and requirements include, but are not limited to, the following:

         (i) The interest rate charged by an SSBIC on loans to a small business is governed by applicable state laws and by the SBIA regulations. Under the SBIA rules, the interest rate may not exceed the higher of (i) 19% and (ii) the sum of (a) the higher of (I) the licensee's weighted average cost of funds or (II) the current SBA debenture rate, plus (b) 11%, rounded off to the next lower eighth of one percent.

         (ii) Without prior SBA approval, the aggregate commitments by an SSBIC to any single small business enterprise may not exceed 30% of the private capital of the SSBIC.

         (iii) Management and advisory services must be performed by an SSBIC in
         accordance   with  a  written   contract  and  certain   record-keeping
         requirements must be satisfied.

         (iv) In general, the minimum term of an SSBIC loan to a small business is four years and the maximum term may not exceed 20 years.

         (v) Prior written consent of the SBA is required in the event of any proposed transfer of control of an SSBIC and any proposed transfer of 10% or more of any class of an SSBIC's stock ownership by any person or group of persons acting in concert owning 10% or more of any class of an SSBIC's stock or the issuance of 10% or more of any class of an SSBIC's stock.

         (vi) Limitations are imposed on the ability of the officers, directors, managers or 10% stockholders of an SSBIC to become an officer, director, manager or 10% stockholder of another SSBIC.

         (vii) Prior written consent of the SBA is required in the event of a merger, consolidation or reorganization of an SSBIC.

         (viii) The funds of an SSBIC that are not invested in small businesses must be invested in certain short-term instruments such as Federal Government securities or certificates of deposit or placed on deposit with a Federally insured financial institution.

Corporate SSBIC's issuing debentures after April 25, 1994 are required to amend their articles of incorporation to indicate that they have consented, in advance, to the SBA's right to require the removal of officers or directors and to the appointment of the SBA or its designee as a receiver of the SSBIC for the purpose of continuing to operate the company upon the occurrence of certain events of default. The regulations divide the events of default into three categories.

         The first category consist of three events that automatically accelerate all outstanding debentures without notice or demand to the SSBIC, and allow the SBA to apply for receivership of the SSBIC without the SSBIC's objection. The events are insolvency, a voluntary assignment for the benefit of creditors, and the filing of a voluntary or involuntary petition for relief under the Bankruptcy Code.

         Under the second category, upon written notice, the SBA may demand immediate repayment or redemption of all outstanding debentures or take any other action permitted under the 1958 Act, specifically including institution of proceedings for the appointment of the SBA or its designees as a receiver of the SSBIC. Nine violations are included in this category, and no opportunities to cure the default are afforded the SSBIC. This category of violations includes: fraud; fraudulent transfers; willful conflicts of interest; willful non-compliance with one or more of the substantive provisions of the 1958 Act or of a substantive regulation; repeated events of default; transfer of control; non-cooperation with remedial steps that the SBA may prescribe; non-notification of events of default; and non-notification of events of default to others. For the first six violations listed above the SSBIC will have consented to the SBA's right to require the SSBIC to replace officers or directors, with persons approved by the SBA, and the SBA's appointment as receiver for the purpose of continuing operations.

         Under the third category, which includes nine violations, the SBA affords the SSBIC the opportunity to cure its violations. If the SSBIC fails to cure to the SBA's satisfaction, the SBA may declare the SSBIC's entire indebtedness evidenced by the debentures to be immediately due and payable. The violations in this category include: excessive compensation; improper distributions; failure to make a timely payment of an SBA obligation; failure to maintain minimum regulatory capital; capital impairment; failure to pay any amount when due on any obligation greater than $100,000; nonperformance or violation of the terms and conditions of any note, debenture, or other obligation of the SSBIC issued to, held or guaranteed by the SBA, or of any agreement with, or conditions imposed by, the SBA; failure to comply with one or more of the substantive provisions of the 1958 Act or regulations thereunder; and failure to maintain certain investment ratios for leverage in excess of 300% of Leverageable Capital. For the first three violations listed above, if an SSBIC fails to cure such violations, the SBA can require the removal of officers and directors and/or the appointment of its designee as receiver of the SSBIC.

         In addition, if an SSBIC repeatedly fails to comply with one or more "non-substantive" provisions of the 1958 Act or the regulations thereunder, the SBA, after written notification and until such condition is cured, may deny additional leverage to such SSBIC and /or require such SSBIC to take such actions as the SBA may determine to be appropriate under the circumstances. If the SBA requires the licensee to bring itself into full compliance and it fails to do so, the SBA may accelerate its leverage and take other remedies, including a receivership.

         As with debentures, corporate SSBICs issuing preferred stock after April 25, 1994 are required to amend their articles of incorporation to indicate that they have consented, in advance, to the SBA's right to require the removal of officers or directors and to the appointment of the SBA or its designees as receiver of the SSBIC for the purpose of continuing to operate the Company upon the occurrence of certain events of default. The regulations divide the events of default into four categories.

         The first category consists of six events, the occurrence of any of which will permit the SBA, upon notice to the SSBIC, to require the SSBIC to replace, with individuals approved by the SBA, one or more of its officers and /or directors. In addition the SBA can apply for the institution of an operating receivership, with the SBA or its designee as receiver. The events are: equitable or legal insolvency, or a capital impairment percentage of 100% or more which capital impairment is not cured within the time limits set by the SBA in writing; a voluntary assignment for the benefit of creditors; the filing of a voluntary or involuntary petition for relief under the bankruptcy code; transfer of control; fraud; and fraudulent transfers.

         The second category consists of willful conflicts of interest; willful or repeated non-compliance with one or more of the substantive provisions of the 1958 Act or any substantive regulation promulgated thereunder; and failure to comply with a restriction imposed on the SSBIC pursuant to the third category. Upon the occurrence of any such event, and only if the SSBIC fails to remove the person(s) the SBA identifies as responsible for such occurrence and/or cure such occurrence to the SBA's satisfaction within a time period determined by the SBA, upon written notice, the SBA may replace one or more of the SSBIC's officers and/or directors or obtain the appointment of the SBA or its designee as receiver of the SSBIC.

         The third category lists eleven events, the occurrence of any of which will allow the SBA, on written notice to the SSBIC, to prohibit the SSBIC from making any additional investments except for investments pursuant to legally binding commitments entered into by the SSBIC prior to such notice and, subject to the SBA's prior written approval, investments that are necessary to protect the SSBIC's investment; to prohibit distributions by the SSBIC to any party other than the SBA, its agent or trustee, until all leverage is redeemed and amounts due are paid; to require all commitments to the SSBIC to be funded at the earliest time(s) permitted in accordance with the SSBIC's articles; and to review and redetermine the SSBIC's approval management compensation. This category of events included the occurrence of any events listed in the first two categories; the SSBIC's failure to maintain its minimum regulatory capital; capital or liquidity impairment and failure to cure the impairment within time limits set by the SBA in writing; improper distributions; excessive compensation; failure to pay any amounts due under preferred securities, unless otherwise permitted by the SBA; noncompliance with one or more of the substantive provisions of the 1958 Act, or any substantive regulation promulgated thereunder; failure to maintain diversity between management and ownership, if applicable to such SSBIC; failure to maintain investment ratios for leverage in excess of 300% of Leverageable Capital or preferred securities in excess of 100% of Leverageable Capital, if applicable to such SSBIC, as of the end of each fiscal year; nonperformance of one or more of the terms and conditions of any preferred security or of any agreement with or conditions imposed by the SBA in its administration of the 1958 Act and the regulations promulgated thereunder; and failure to take appropriate steps to accomplish such actions as the SBA may have required for repeated non-substantive violations of the 1958 Act or the regulations promulgated thereunder.

         Under the fourth category if an SSBIC repeatedly fails to comply with any one or more of the non-substantive provisions of the 1958 Act or any non-substantive regulation promulgated thereunder, the SBA, after written notification to the SSBIC and until such condition is cured to the SBA's satisfaction, can deny additional leverage to such SSBIC and /or require such SSBIC to take such actions as the SBA may determine to be appropriate under the circumstances.

         An SBIC must conduct active operations. A licensee is inactive if at the close of its fiscal year it has more than 25% of its assets in idle funds and it has failed to provide financings aggregating 25% of the average amount of its idle funds during the previous 18 months.

         As part of the regulatory framework, SSBICs are subject to examinations by SBA agents at least bi-annually and are required to pay examination fees and maintain certain records, files, internal control programs and reports. Moreover, the SBA is authorized to suspend an SSBIC's license, issue cease and desist orders, remove officers and directors of an SSBIC, subpoena witnesses and records, apply for injunctions to the appropriate district court, and apply for further acts of enforcement to the appropriate U.S.
Circuit Court of Appeals.

         An SSBIC may not provide funds to a small business concern if that concern is not engaged in a regular and continuous business operation.

         The foregoing summary of certain requirements under the 1958 Act and regulations thereunder does not purport to be complete and investors are urged to consult the 1958 Act and regulations thereunder for more detailed information. See below under the heading "Tax Considerations" for a discussion of the taxation of SSBICs.

COMMUNITY REINVESTMENT ACT

         The Community Reinvestment Act of 1977 ("CRA") requires the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Federal Reserve Board and the Office of Thrift Supervision to use their authority when examining financial institutions to encourage such institutions to help meet the credit needs of the local communities in which they are chartered and do business. Specifically, this Act requires each of these federal regulators to assess the institution's record of meeting the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution, and to take such record into account in its evaluation of an application for a merger, acquisition, or deposit facility by such institution. Financial institutions covered by the CRA include banks, thrifts and savings and loans.

         In assessing CRA, agencies review an institution's performance to produce an overall composite rating based upon three major elements: lending, service and investing. Agencies assign a rating for an institution under the lending, investment, and service tests which then are combined to produce an overall rating under CRA.

         The investment test evaluates the degree to which a bank is helping to meet the credit needs of its service area(s) through qualified investments. "Qualified investments" include, but are not limited to, organizations promoting small businesses, including SBICs and SSBICs. An agency will evaluate the investment performance of an institution based upon several factors: the dollar amount of qualified investments that directly address credit needs; the use of innovative or complex qualified investments to support community development initiatives; and the degree of responsiveness to credit and community economic development needs. The overall CRA rating of a bank, thrift or savings and loan may be positively affected as a consequence of equity investments in an SSBIC.

         FOR A DISCUSSION REGARDING REGULATION AS A BUSINESS DEVELOPMENT COMPANY UNDER THE 1940 ACT, SEE "BUSINESS - REGULATION AS A BUSINESS DEVELOPMENT COMPANY."

FORWARD LOOKING STATEMENTS

         Certain information contained in this Annual Report are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended). Factors set forth that appear with the forward-looking statements, or in the Company's other Securities and Exchange Commission filings, including its Registration Statement on Form N-2 dated November 26, 1996, could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Annual Report. Due to the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. Additionally, the Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

         IN ADDITION TO OTHER INFORMATION IN THIS ANNUAL REPORT ON FORM 10-K, THE FOLLOWING IMPORTANT FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING THE COMPANY AND ITS BUSINESS BECAUSE SUCH FACTORS CURRENTLY HAVE A SIGNIFICANT IMPACT ON THE COMPANY'S BUSINESS, PROSPECTS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIMITATIONS ON TAXICAB MEDALLION FINANCINGS.

         As of May 31, 1999, approximately 79% of the aggregate principal amount of the Company's loans represented loans made to finance the purchase or continued ownership of New York City taxicab medallions. The Company, however, is only authorized by its SBA license to allocate up to 50% of its portfolio to taxicab medallion loans. The SBA is aware that the Company has exceeded such level of taxicab medallion loans, but has raised no objection to date. If the SBA required the Company to liquidate a portion of its taxicab medallion loans immediately, it is possible that the Company would incure a loss in such liquidation. The Company intends to commit funds to other small businesses. No assurances can be given, however, as to the extent or success of such efforts to diversify the Company's portfolio.

SBA INDUSTRY REVIEW

         In 1994, the SBA conducted a study of the New York City taxi industry to review SBIC policy, compliance and financial issues associated with a significant concentration of SSBIC and SBIC investments in the taxi medallion industry. The study suggested that, given funding limitations, the SBA should remain cognizant of its general policy to avoid the concentration of funding in one industry or geographic location. In addition, the study raised concerns as to whether certain investor-owned taxicab businesses which are managed by third-party management companies are passive businesses ineligible for SBA funding under applicable regulations.

         To date, the SBA has not issued new rules specifically related to the taxi industry. SBA regulations promulgated in January 1996, however, restate the SBA's general prohibition against financing a `passive business' -- defined in pertinent part as a concern that is not engaged in a regular and continuous business operation or where its employees do not carry on the majority of day-to-day operations. In addition, it is the Company's understanding that in the review of a licensee's leverage request, the SBA seeks information on the extent to which non-taxi medallion investments are contemplated.

         Although the Company's management believes that it can effectively address any SBA concern with regard to its operations and investments in the taxi industry, any change in SBA policies with regard to lending to the taxi medallion industry potentially could adversely affect the Company's ability to obtain financing from the SBA and/or make investments in the taxi medallion industry. In light of these circumstances, the Company intends to commit funds to small businesses in other industries.

SBA FINANCING NOT ASSURED

         The SBA makes available to both SBICs and SSBICs financing in the form of a guarantee of a licensee's securities, typically unsubsidized debentures. The Company intends to raise additional funds for investment through the issuance of such securities to the SBA. Such funding is based upon the Company's capital, net of organizational expenses ("Leverageable Capital"). Although the Company has obtained SBA financing benefits in the past, there can be no assurance when or that the Company will be able to obtain all or any portion of the financing benefits permitted under the 1958 Act. In addition, the Company is subject to many restrictions and regulations promulgated by the SBA and with which it must comply to be eligible to receive funding and carry on its existing business.

RANK AND LEVERAGE

         Debentures issued to or guaranteed by the SBA have a fixed dollar claim on the Company's assets and income prior to that of the Common Stock. If income earned by the Company on a loan is less than the interest payable on such Debentures, the net asset value of the Common Stock and the income per share of Common Stock will decline more sharply than a loan funded by the holders of Common Stock. Although funds obtained through the issuance of subordinated debentures enhance profit opportunities, the risk of losses is increased by the use of debt. This effect is referred to herein as "leverage."

RISK OF PAYMENT DEFAULT; CURRENT DELINQUENT LOANS

         The Company intends generally to make four to seven year term loans at relatively high interest rates (not to exceed 19%, the current maximum rate permitted by the SBA). These loans will be made to small and medium sized companies that may have limited financial resources and may be unable to obtain financing from traditional sources. These loans generally will be secured by the assets of the borrower. A borrower's ability to repay its loan may be adversely affected by numerous factors, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. A deterioration in a borrower's financial condition and prospects usually will be accompanied by a deterioration in the value of any collateral for the loan and reduce the likelihood of realizing on any guarantees from the borrower's management. Although the Company often will seek to be the senior, secured lender to a borrower, the Company will not always be the senior lender, and the Company's interest in any collateral for a loan may be subordinate to another lender's security interest. As of May 31, 1999, the Company had loans totaling $1,594,015 with accrued interest (which is not reflected as an asset on the Company's balance sheet) of $938,615 on such loans which were delinquent. Although the Company anticipates that a substantial portion of the delinquent loans would be collected upon foreclosure, there can be no assurance, however, that the collateral securing such loans will be adequate in the event of foreclosure.

LOAN FORECLOSURES.

         As of May 31, 1999, the Company's provision for loan losses was $316,441. Although the Company believes that the collateral securing such loans and its provision for loan losses is adequate, in the event of a foreclosure, the Company may not be able to recoup all or a portion of a loan. Further, costs associated with foreclosure proceedings may also reduce the Company's recovery.

RISK ASSOCIATED WITH LOANS TO SMALL AND MEDIUM SIZED PRIVATELY-OWNED BUSINESSES

         The Company's portfolio consists of loans to small and medium sized, privately-owned businesses. There is generally no publicly available information about such companies, and the Company must rely on its own employees and agents to obtain information to make its investment decisions. Typically, small and medium sized businesses depend on the talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the related company. In addition, such businesses frequently have smaller product lines and market shares than their competition, may be more vulnerable to economic downturns and often need substantial additional capital to expand or compete. Such businesses may also experience substantial variations in operating results. Accordingly, investment in small and medium sized business should be considered speculative.

POSSIBLE PREPAYMENT BY BORROWERS

         Loans made by the Company typically allow borrowers to prepay loans, subject to prepayment penalties. A borrower is likely to exercise prepayment rights at a time when its interest rate is greater than prevailing interest rates. If borrowers elect to prepay loans, there can be no assurance that the Company would be able to reinvest such funds at rates equal to those previously obtained. Assuming the Company's costs remain the same, any reduction in interest rates would result in less profits to the Company.

UNCERTAIN MARKET; ISSUANCE OF ADDITIONAL MEDALLIONS

         There can be no assurance that the Company will be able to place loans successfully to the taxi industry upon the terms on which it currently lends. The ability of the Company to place additional loans in the taxi industry (which represented approximately 79% of the Company's loan portfolio at May 31, 1999) may be adversely affected by factors over which the Company may have no control and which may impair the security for the Company's already outstanding loans. These factors may include, among others, economic conditions, including economic conditions affecting the taxicab industry in particular, the market rates of interest in effect from time to time, and availability of financing from competitors of the Company. In light of these circumstances, the Company intends to pursue loan opportunities for non-taxi small businesses. No assurances can be given, however, that these efforts will be successful.

POTENTIAL EFFECTS OF CHANGES IN INTEREST RATES DUE TO ECONOMIC FACTORS

         The operating results of the Company are substantially dependent on its net interest income, which is the difference between the interest income earned on its interest-earning assets and the interest expense paid on its interest-bearing liabilities. Like most lending institutions, the Company's earnings are affected by changes in market interest rates and other economic factors beyond its control. The Company's net interest income generally would be adversely affected by material and prolonged increases in interest rates. Although the Company believes that interest rates generally have been steady for a number of years, no assurances can be given that interest rates in the future will follow the same pattern.

INDUSTRY AND GEOGRAPHICAL CONCENTRATION; LOANS TO OTHER INDUSTRY GROUPS

         The Company has made, and intends to continue to make loans in connection with the financing of the purchase or continued ownership of taxicab medallions, taxicabs and related assets. Almost all of the Company's loans have been made to individuals or entities in the Northeast. There can be no assurance that there will not be a significant economic downturn in the economy, in the taxi-related industry group or in the Northeast, or all three. Any such significant economic downturn could have a material adverse effect on the profitability of the Company.

COMPETITION

         Banks, credit unions, finance companies and other SBICs and SSBICs, many with greater resources than the Company, compete with the Company in financing small businesses. Some of the Company's competitors are subject to different and in some cases less stringent regulation than the Company. As a result, there can be no assurance that the Company can compete successfully in the future.

VALUATION OF LOANS AND INVESTMENTS; LACK OF READY MARKET TO VALUE INVESTMENT PORTFOLIO

         The Board of Directors has valued the investment portfolio based upon the cost of such investments, less a provision for loan losses deemed adequate to absorb such losses. However, because of the inherent uncertainty of valuation, real values might be significantly lower than values determined by the Board of Directors. If the real value of such loans are significantly less than the value attributed by the Board of Directors, such occurrence could have a material adverse effect on the Company.

RELIANCE ON MANAGEMENT

         The success of the Company will be largely dependent upon the continued efforts of Zindel Zelmanovitch, President of the Company, and Neil Greenbaum, Secretary of the Company. The death or incapacity of either of Mr. Zelmanovitch or Mr. Greenbaum could have a material adverse effect on the Company and there can be no assurance that qualified replacements could be found. The Company has obtained "key man" life insurance policies on the lives of Messrs. Zelmanovitch and Greenbaum in the amount of $1,000,000 each.

CONFLICTS OF INTEREST

         Mr. Zelmanovitch is also an officer and director of East Coast Venture Capital, Inc. ("East Coast"), an SSBIC, and a principal shareholder of the parent company of East Coast. East Coast is also in the business of financing small businesses, including but not limited to, providing loans for the purchase or continued ownership of taxicab medallions. Any conflicts of interest that arise with respect to the foregoing will be resolved in accordance with the Company's Code of Ethics. Conflicts also may arise as to the allocation of Mr. Zelmanovitch's time. The Company's Board of Directors believes Mr. Zelmanovitch has and will continue to be able to allocate such time as is reasonably necessary for the Company's operations.

         Mr. Greenbaum is also an officer of Pearland Transfer Corp., a licensed medallion broker, Pearland Brokerage Inc., an insurance brokerage company, and Hereford Insurance Company. Mr. Greenbaum is also President of one taxi management company. Conflicts may arise as to the allocation of Mr. Greenbaum's time. The Company's Board of Directors believes Mr. Greenbaum has and will continue to be able to allocate such time as is reasonably necessary for the Company's operations. See Item 14 - "Certain Relationships and Related Transactions." In addition, Mr. Greenbaum manages two pension plans which make limited investments to finance taxi medallions. Any conflicts of interest that arise with respect to such investments will be resolved in accordance with the Company's Code of Ethics.

LACK OF CORRELATION BETWEEN NET ASSET VALUE AND MARKET PRICE

         Closed-end funds such as the Company frequently trade in the secondary market at a price below net asset value. Therefore, it is possible that the market value of the Common Stock will bear little or no relation to the market or net asset value of the Company's underlying portfolio assets or the resulting net asset value per share. As a result, it may be possible for a holder of shares of Common Stock to reap a gain or suffer a loss in the market value of his shares of Common Stock that bears little or no relation to any gains or losses in the market or net asset value of the underlying securities in the Company's portfolio.

FORWARD-LOOKING INFORMATION MAY PROVE INACCURATE

         This Annual Report contains forward-looking statements and information that are based on management's beliefs as well as assumptions made by, and information currently available to, management. When used in this Annual Report (including Exhibits), words such as "anticipate," "believe," "estimate," "except," and, depending on the context, "will" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including the specific risk factors described above. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements and information.

ITEM 2.  PROPERTIES.

         The Company currently subleases office space from All Taxi Management, an entity owned by Mr. Greenbaum, the Company's Secretary and Director, pursuant to a 5 year lease, at 24-25 Jackson Avenue, Long Island City, NY 11101, which serves as the Company's executive offices. The lease term expires on October 31, 2003. The annual rental is $27,975 (plus 15% of the expenses for the building).

ITEM 3.  LEGAL PROCEEDINGS

         From time to time in the ordinary course of business, the Company initiates legal proceedings against borrowers in default and, where warranted, their guarantors to seek payment of loan obligations and to take possession of collateral. In the latter instances, these proceedings are sometimes followed by court authorized liquidations. All such proceedings require outside counsel with attendant professional fees and expense.

         The Company has never been named as a defendant in any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the holders of the Company's Common Stock during the last quarter of its fiscal year ended May 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock commenced trading on the Nasdaq Small Cap Market on November 27, 1996. The Common Stock is regularly quoted and traded on the Nasdaq SmallCap Market under the symbol FSVC.

         The following table sets forth the range of high and low closing prices for the Company's Common Stock for the period November 27, 1996 up to December 31, 1996, fiscal 1997, fiscal 1998 and for the period of January 1, 1999 up to June 30, 1999 as reported by the Nasdaq SmallCap Market. The trading volume of the Company's Common Stock fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in the Common Stock may be adversely affected.

                                                                 CLOSING PRICE
                                                                 -------------
          CALENDAR YEAR                                       HIGH         LOW
          -------------                                       ----         ---

          1996
          ----
          November 27 - December 31                          $5.00        $3.875

          1997
          ----
          January 1 - March 31                               $5.00        $3.813
          April 1 - June 30                                  $6.563       $4.125
          July 1 - September 30                              $6.00        $4.13
          October 1 - December 31                            $7.00        $5.00

          1998
          ----
          January 1 - March 31                               $6.625       $5.50
          April 1 - June 30                                  $6.875       $5.75
          July 1 - September 30                              $6.125       $4.75
          October 1 - December 31                            $5.875       $4.25

          1999
          ----
          January 1 - March 31                               $6.00        $4.188
          April 1 - June 30                                  $5.063       $3.75

         On July 31, 1999 the closing price of the Common Stock as reported on Nasdaq SmallCap Market was $4.906. On July 31, 1999 there were 2,172,688 shares of Common Stock outstanding, held of record by approximately 124 record holders (with over 1,000 beneficial owners).

ITEM 6.  SELECTED FINANCIAL DATA

                          SUMMARY FINANCIAL INFORMATION

         The following table set forth certain summary information concerning the Company and is qualified by reference to the financial statements and notes thereto included elsewhere in this Annual Report.

                                                                                YEARS ENED MAY 31
                                                  --------------------------------------------------------------------------------
                                                      1999             1998             1997             1996             1995
                                                  ------------     ------------     ------------     ------------     ------------
STATEMENT OF OPERATIONS
     Total Investment Income                      $  2,921,796     $  2,464,343     $  1,270,715     $  1,033,944     $  1,005,284
                                                  ------------     ------------     ------------     ------------     ------------
     Total Investment Expenses (Including Taxes)    (1,906,692)      (1,438,262)        (744,191)        (644,719)        (663,969)
     Bad Debts                                        (179,285)        (139,257)              --          (35,000)          (2,399)
                                                  ------------     ------------     ------------     ------------     ------------
     Net Income                                   $    835,819     $    886,824     $    526,524     $    354,225     $    338,916
                                                  ============     ============     ============     ============     ============
     Earnings Per Share                           $       0.36     $       0.38     $       0.29     $       0.27     $       0.26
                                                  ============     ============     ============     ============     ============
     Dividends Paid Per Common Share              $       0.35     $       0.44     $       0.21     $       0.27     $       0.26
                                                  ============     ============     ============     ============     ============
     SBA Dividends                                $     56,400     $     56,400     $     56,400     $     56,400     $     56,400
                                                  ============     ============     ============     ============     ============

     Weighted Average Number of
     Shares Outstanding                              2,172,688        2,172,688        1,627,318        1,096,688        1,096,688
                                                  ============     ============     ============     ============     ============


OTHER OPERATING DATA
     Loans Originated Net of Participations       $  7,378,026     $ 18,328,160     $  6,410,500     $  2,367,750     $  3,501,250
                                                  ============     ============     ============     ============     ============
     Investment  expenses as a percentage
     of average net assets                                8.10%           22.00%           14.30%           20.30%           20.90%
                                                  ============     ============     ============     ============     ============


BALANCE SHEET DATA
     Loans Receivable (Net of Unrealized
       Depreciation)                              $ 24,807,191     $ 24,442,206     $ 14,128,401     $  8,417,457     $  8,132,484
                                                  ============     ============     ============     ============     ============
     Total Assets                                 $ 26,258,639     $ 26,247,602     $ 17,351,615     $  9,238,759     $  9,202,386
                                                  ============     ============     ============     ============     ============


     SBA Debentures                               $ 12,360,000       12,360,000     $  8,450,000     $  4,380,000     $  4,340,000
     Notes Payable Bank                              5,000,000        5,000,000               --               --               --
     SBA Cumulative Preferred Stock                  1,410,000        1,410,000        1,410,000        1,410,000        1,410,000
                                                  ------------     ------------     ------------     ------------     ------------
     Total Liabilities                              19,126,656       19,154,855       10,133,268        6,068,298        6,033,644
                                                  ------------     ------------     ------------     ------------     ------------
     Common Stock (Including Additional
         Paid-in Capital)                            7,070,542        7,070,542        6,879,543        2,788,462        2,582,084
     Restricted Capital                                     --               --          190,999          381,999          572,998
                                                  ------------     ------------     ------------     ------------     ------------
     Total Stockholders' Equity                      7,131,983        7,092,747        7,218,347        3,170,461        3,168,742
                                                  ------------     ------------     ------------     ------------     ------------
     Total Liabilities and Stockholders Equity    $ 26,258,639     $ 26,247,602     $ 17,351,615     $  9,238,759     $  9,202,386
                                                  ============     ============     ============     ============     ============

     Net Assets Per Share                         $       3.28     $       3.26     $       3.32     $       2.89     $       5.70
                                                  ============     ============     ============     ============     ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The Company is licensed by the Small Business Administration ("SBA") to operate as a Specialized Small Business Investment Company ("SSBIC") under the Small Business Investment Act of 1958, as amended. The Company has also elected to be regulated as a business development company under the Investment Company Act of 1940, as amended.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED MAY 31, 1999 AND 1998

         Total investment income. The Company's investment income for the years ended May 31, 1999 increased by $457,453 to $2,921,796 (an increase of 18.6%) from $2,464,343 for the year ended May 31, 1998. This increase was mainly due to an increase in the loan portfolio during the fiscal year, and the utilization of all available cash and bank debt. The portfolio increased by $681,426 from $24,442,206 as of May 31, 1998 to $25,123,632 as of May 31, 1999. The portfolio increased by $10,133,247 from $14,308,959 as of May 31, 1997 to $24,442,  206 as of May 31, 1998 as part of the Company's strategy to maximize shareholder rate of return by use of bank debt aggregating $5,000,000 and a reduction in loan participations and an increase in SBA Debentures of $3,910,000.

OPERATING EXPENSES

         Interest expense for the year ended May 31, 1999 increased by $371,332 (an increase of 38%) ($1,338,335 from $967,003) over the similar period ended May 31, 1998. This increase was mainly due to increased bank borrowings for the period, and higher debenture costs for the year ended May 31, 1999. Interest expense increased by $606,325 from $360,678 (an increase of 168%) for the year ended May 31, 1997 to $967,003 for the year ended May 31, 1998. The increase was due to an increase in indebtedness of $3,910,000 to the SBA and $5,000,000 to bank borrowings.

STATEMENT OF FINANCIAL POSITION

         Total assets and liabilities remained constant as of May 31, 1999 when compared with the statement of financial position as of May 31, 1998. The
Company evaluates its investment portfolio periodically to determine the fair market value of the portfolio and, accordingly, maintains unrealized depreciation for loan losses. The Company wrote off $182,659 in bad debts for the year ended May 31, 1999 as compared to none for the year ended May 31, 1998. However, the Company increased its reserve for bad debts by $139,257 to $319,815 for the year ended May 31, 1998. The reserves for bad debts were deemed to be adequate as of May 31, 1999. Accordingly, the Company did not take any additional bad debt charge-offs.

OPERATING EXPENSES

         The Company's operating expenses consist of employee compensation and benefits, rent, insurance, professional and consulting fees, marketing and investment solicitation expenses and losses on loans receivable. The Company's operating expenses increased by $96,888 (an increase of 20.6%) from $470,035 for the year ended May 31,1998 to $566,923 for the year ended May 31, 1999, primarily as a result of an increase in professional fees of $40,052, and other operating expenses of $42,503 consisting mainly of public relations and investment banking fees. Other smaller increases were in depreciation and amortization of $3,668, and payroll and payroll related expenses of $11,915. The Company's operating expenses increased by $89,050 (an increase of 23.3%) from $380,985 for the year ended May 31,1997 to $470,035 for the year ended May 31, 1998, primarily as a result of increases in payroll and payroll related expenses of $7,738 and increases in professional fees of $96,827. These increases were partially offset by a decrease in officers salary of $19,605

LIQUIDITY AND CAPITAL RESOURCES

         To date, the Company has funded its operations through capital contributions by its principal stockholders, public and private sales of its securities, the issuance to the SBA of its subordinated debentures and SBA 4% cumulative preferred stock, in order to make loans, increase its leverageable capital and pay its operating expenses.

         The Company's potential sources of liquidity are credit facilities with banks, fixed rate long-term subordinated debentures that are issued to the SBA and loan amortization and prepayments. The Company currently distributes at least 90% of its investment company taxable income; consequently, the Company primarily relies upon external sources of funds to finance growth. At May 31, 1999, the Company's $19,126,656 of debts consisted of $12,360,000 SBA subordinated debentures with fixed rates of interest with a weighted average of 6.93%, $1,410,000 of 4% cumulative preferred stock and a $5,000,000 short term bank line of credit.

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

YEAR 2000

         Many computer software systems in use today cannot properly process date-related information beginning on and continuing after January 1, 2000. This will not pose a problem for the Company since its program which tracks investment portfolios and tracks accounting functions are all Y2K compliant. In addition, the Company has inquired of its commercial banks and other service providers as well as of its major portfolio companies to determine if they will be prepared for the Year 2000. While all have indicated they are taking the necessary steps to be in compliance, there can be no assurance that all exposure will be eliminated. It is anticipated that the Company will incur no material expenses related to the Year 2000 issue.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

         Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See financial statements following Item 14 of this Annual Report on Form 10-K.

ITEM 9.  CHANGES  IN  AND  DISAGREEMENT   WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
         FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 10. DIRECTORS,  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT;  COMPLIANCE  WITH
         SECTION    16(a)   OF   THE    EXCHANGE    ACT   OF   THE    REGISTRANT

         The names and ages of the directors and executive officers of the Company are set forth below:


NAME AND ADDRESS                        AGE        POSITION(S) WITH THE COMPANY
----------------                        ---        ----------------------------

Zindel Zelmanovitch (1)(3)              52         President and Director

Neil Greenbaum (1)(2)                   43         Secretary and Director

Pearl Greenbaum (1)(2)                  75         Vice President and Director

Michael L.  Moskowitz (3)               41         Director

Eugene Haber                            51         Director

NAME AND ADDRESS                        AGE        POSITION(S) WITH THE COMPANY
----------------                        ---        ----------------------------

Alan Work                               43         Director

John Hamill (2)                         54         Director

------------
         (1) Directors who are "interested persons" with respect to the Company, as such term is defined in the 1940 Act.

         (2)      Pearl   Greenbaum  is  the  mother  of  Neil   Greenbaum   and
                  mother-in-law of John Hamill.

         (3)      Michael   Moskowitz   is   the    brother-in-law   of   Zindel
                  Zelmanovitch.

BACKGROUND OF EXECUTIVE OFFICERS AND DIRECTORS

         Zindel Zelmanovitch, has been President and a director of the Company since March 1982. Mr. Zelmanovitch is also President, director and a principal shareholder of East Coast Venture Capital Inc., a wholly-owned subsidiary of Veritas Financial, Inc., that has been a licensed SSBIC since 1986. He has also served as Secretary and a director of the National Association of Investment Companies (NAIC) since 1991. He has been Secretary and a director of the National Association of Investment Companies Management Group, Inc. since 1993 and Vice Chairman since 1997. Mr. Zelmanovitch is also the President of Z. Zindel Corp., which provides management services. Since 1997, he has been a director of the Midwood Federal Credit Union. Mr. Zelmanovitch received an M.B.A. from Long Island University in June 1987. He has also been licensed as a real estate broker by the New York Department of State since 1976.

         Neil Greenbaum, has been the Secretary and a director of the Company since March 1982. Mr. Greenbaum has acted as Vice President and Secretary of Pearland Transfer Corp., a licensed medallion broker, and Pearland Brokerage Inc., an insurance brokerage company, for more than five years. Mr. Greenbaum has been President of Hereford Insurance Company since April 1994. Mr. Greenbaum has also been President of All Taxi Management Inc. since 1995. Mr. Greenbaum was also President of the New York City Committee for Taxi Cab Safety from 1996 to 1998.

         Pearl Greenbaum, has been the Vice President and a director of the Company since March 1982. Mrs. Greenbaum has been President of Pearland Transfer Corp. and Pearland Brokerage Inc. for more than five years. She has been Treasurer of Hereford Insurance Company since April 1994.

         Michael L. Moskowitz, has been a director of the Company since June 1984. From 1984 to 1992 Mr. Moskowitz was Treasurer of the Company. Mr. Moskowitz has been President of M. L. Moskowitz and Co., Inc., a residential mortgage banking firm, since August of 1986.

         Eugene Haber, has been a director of the Company since September 1996. He has been a practicing attorney since 1973 and since 1975 a partner in the firm of Cobert, Haber & Haber, a general practice law firm specializing in litigation and commercial transactions with a heavy emphasis on the New York City Taxi industry.

         Alan Work, has been a director of the Company since March 1988. Since 1989, he has been Executive Vice President for Quantex Associates Inc., an executive search firm. From 1982 to 1989, Mr. Work was an account executive for E.D.P. World.

         John Hamill, has been a director of the Company since June 1997. He has been President of Suburban Greater Hartford Realty Management Corporation ("Suburban Greater Hartford") since 1992. From 1976 to 1992 Mr. Hamill was a Vice President of Greater Hartford Realty Management Corporation until he bought the company and changed its name to Suburban Greater Hartford in 1992. Also from 1972 to 1992 Mr. Hamill was a Vice President of Utility Development Corporation, the parent corporation of Suburban Greater Hartford, which rehabilitated or constructed over 6,000 units many of which projects were constructed with the help of HUD mortgage insurance programs. Mr. Hamill received a B.S. in Biology and a Masters in Education from the University of Hartford.

BOARD MEETINGS AND COMMITTEES

         During the fiscal year ended May 31, 1999, the Company's Board of Directors held six meetings. The Company has standing Credit, Audit, 1998 Plan and Director Plan Committees, but does not have standing nominating or compensation committees.

         The Credit Committee is comprised of Mr. Zelmanovitch, Mr. Greenbaum and Mr. Haber. The Credit Committee reviews loan activities and delinquencies and provides recommendations to the Board of Directors. The Credit Committee met six times during the last fiscal year.

         The Audit Committee is comprised of Zindel Zelmanovitch, Neil Greenbaum, Eugene Haber, Michael L. Moskowitz and John Hamill. The Audit Committee met two times during the last fiscal year. The function of the Audit Committee is to review the internal accounting control procedures of the Company, review the consolidated financial statements of the Company and review with the independent public accountants the results of their audit.

         The 1998 Employee Plan Committee is comprised of Michael Moskowitz, Eugene Haber and Alan Work. The function of the Plan Committee is to administer the 1998 Incentive Stock Option Plan.

         The Director Plan Committee will be established at such time as the Non-Employee Directors Option Plan is approved by the stockholders and the Securities and Exchange Commission (the "Commission"). The function of the Directors Plan Committee will be to administer the Non-Employee Directors Option Plan.

         Each director attended at least 75% of the aggregate number of meetings of the Board of Directors and the meetings of all committees of the Board of Directors on which he served during the last fiscal year.

         The Company pays its directors who are not employees of the Company fees of $100 for each meeting attended, not to exceed a total of $1,000 in any single year for any individual director.

         The 1940 Act requires that a majority of the directors of a Business Development Company, which the Company intends to elect to become, not be "interested persons", as defined in the 1940 Act. Michael L. Moskowitz, Eugene Haber, John Hamill and John Hamill, who constitute a majority of the Board of Directors, are not "interested persons."

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely upon its review of the copies of such reports furnished to the Company during the year ended May 31, 1999, all
Section 16(a) filing requirements applicable to its officers and directors and greater than ten percent beneficial owners were satisfied.

CONFLICT OF INTERESTS

         The Board of Directors of the Company has adopted policies governing potential conflicts of interest between the Company and its directors and officers. Together, these policies comprise the Company's "Code of Ethics" as required under the 1940 Act.

         These policies generally provide that no officer, director or employee of the Company will make any loan which might be deemed to be appropriate for the Company, unless such transaction is approved by a majority of the directors of the Company who are not "interested persons" of the Company within the meaning of the 1940 Act and who have no financial or other material interest in the transaction. In reviewing any such transaction, the directors will examine, among other factors, whether the transaction would deprive the Company of an opportunity or whether it would otherwise conflict with the best interests of the Company and its shareholders.

         Zindel Zelmanovitch, President and a director of the Company, is also President and a director of East Coast, an SSBIC. East Coast is in the business of financing small businesses, including, but not limited to, the operation and ownership of taxicabs. Any conflicts of interest that arise with respect to the foregoing will be resolved in accordance with the Company's Code of Ethics. Conflicts may also arise as to the allocation of Mr. Zelmanovitch's time. The Company's Board of Directors believes Mr. Zelmanovitch has and will continue to be able to allocate such time as is necessary to the Company's operations.

         Mr. Greenbaum is also an officer of Pearland Transfer Corp. ("Pearland"), a licensed medallion broker, Pearland Brokerage Inc., an insurance brokerage company, and Hereford Insurance Company. Mr. Greenbaum is also President of two taxi management companies. Conflicts may arise as to the allocation of Mr. Greenbaum's time. The Company's Board of Directors believes Mr. Greenbaum has and will continue to be able to allocate such time as is necessary to the Company's operations. In addition, Mr. Greenbaum manages two pension plans which make limited investments to finance taxi medallions. Any conflicts of interest that arise with respect to such investments will be resolved in accordance with the Company's Code of Ethics. See Item 14 - "Certain Relationships and Related Party Transactions."

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth all renumberation for services rendered to the Company during the year ended May 31, 1999 paid to or acquired for the account of all directors and executive officers being paid an aggregate of $60,000 per year.

                                                           PENSION OR RETIREMENT       ESTIMATED
                                                            BENEFITS ACCRUED AS     ANNUAL BENEFITS        TOTAL
                                         AGGREGATE            PART OF COMPANY            UPON           COMPENSATION
   NAME OF PERSON AND POSITION        COMPENSATION (1)          EXPENSE (2)          RETIREMENT (3)   PAID TO DIRECTORS
   ---------------------------        ----------------     ---------------------    ---------------   -----------------
Zindel Zelmanovitch,                   $ 85,320(4)                    $8,532                             $93,852(4)
(President and Director)
Neil Greenbaum,                          36,300(4)                     3,630                              39,930(4)
(Secretary and Director)
Pearl Greenbaum,                              0(4)                         0                                   0(4)
(Vice President and Director)
Michael Moskowitz, (Director)               500(5)                                                           500(5)
Eugene Haber, (Director)                    400(5)                                                           400(5)
Alan Work, (Director)                       500(5)                                                           500(5)
John Hamill, (Director)                     400(5)                                                           400(5)

--------------
         (1) Officers' salaries constitute a major portion of the Company's total "management fee compensation," which must be approved by the SBA. The SBA has approved management fee compensation of $225,000 for the Company. This amount includes officers' salaries, other salaries and employment benefits.

         (2) The Company initiated a defined contribution plan in fiscal 1989. The eligibility requirements for participation in the plan are a minimum age of 21 years old and 24 months of continuous employment with the Company. Contributions are currently limited to ten percent of each participant's compensation. All employees and officers were covered and fully vested in the plan as of May 31, 1998.

         (3) The amounts vested at the time of retirement may be withdrawn as a lump sum or periodic payments in the discretion of the beneficiary. The annual benefits upon retirement can not be estimated. However, the amounts vested for the named individuals are as follows: Zindel Zelmanovitch, $271,766; Neil Greenbaum, $118,584; and Pearl Greenbaum, $88,273.

         (4) Employee directors do not receive additional compensation for their services as directors.

         (5) The Company has a policy of paying its non-employee directors fees of $100 for each meeting attended, not to exceed a total of $1,000 in any single year for any individual director.

EMPLOYMENT AGREEMENTS

         The Company has entered into five-year employment agreements commencing December 1996 with each of Messrs. Zelmanovitch and Greenbaum. The employment agreements provide for annual base salaries of $85,320 and $36,300, respectively. The salaries are to be reviewed annually by the Board of Directors and are subject to SBA review.

STOCK OPTION PLANS AND AGREEMENTS

1996 STOCK OPTION PLAN

         The 1996 Plan was adopted by the Board of Directors, including a majority of the non-interested directors, in 1996. The 1996 Plan authorizes the grant of incentive stock options within the meaning of Section 422 of the Code and non-qualified stock options for the purchase of an aggregate of 75,000 shares of Common Stock (after giving effect to the stock split effective October 24, 1996) to employees of the Company. As of May 31, 1999, no non-qualified options to purchase shares of Common Stock and no incentive stock options had been granted under the 1996 Plan.

         The Board of Directors has appointed Michael Moskowitz, Eugene Haber and Alan Work to administer the 1996 Plan. Awards of options under the 1996 Plan are granted at the discretion of the Compensation Committee, which determines the eligible persons to whom, and the times at which, awards shall be granted, the type of award to be granted, and all other related terms, conditions and provisions of each award granted. In addition, all questions of interpretation of the 1996 Plan are determined by the Compensation Committee. In accordance with the provisions of the 1940 Act, the grant of options under the 1996 Plan will not occur until after the date of the approval of the plan by the Securities and Exchange Commission (the "Approval Date"). Any expenses incurred in connection with obtaining approval of the Securities and Exchange Commission will be borne by the Company.

         To date no request for exemptive relief has been filed with the Securities and Exchange Commission. No assurances can be given that the relief requested by the Securities and Exchange Commission will be granted or that the options will ever be issued.

         No option may be exercised more than five years after the date on which it is granted. The number of shares available for options, the number of shares subject to outstanding options and their exercise prices will be adjusted for changes in outstanding shares such as stock splits and combinations of shares. Shares purchased upon exercise of options, in whole or in part, must be paid for in cash or by means of unrestricted shares of Common Stock or any combination thereof.

         The 1996 Plan may be terminated at any time by the Board of Directors, and will terminate ten years after the effective date of the 1996 Plan. The Board of Directors may not materially increase the number of shares authorized under the plan or materially increase the benefits accruing to participants under the plan without the approval of the stockholders of the Company.

DEFINED CONTRIBUTION PLAN

         The Company initiated a defined contribution plan in fiscal 1989. The eligibility requirements for participation in the plan are a minimum age of 21 years old and twenty-four months of continuous employment with the Company. Contributions are currently limited to ten percent of each participant's compensation. All employees and officers were covered and fully vested in the plan as of May 31, 1999.

                           ACCRUED BENEFITS CONTRIBUTED
                           FOR THE TWELVE MONTHS ENDED     BALANCE VESTED AS OF
NAME OF INDIVIDUAL                MAY 31, 1999                 MAY 31, 1999
------------------         ----------------------------    --------------------


Neil Greenbaum                      $  3,630                     $ 147,178
Pearl Greenbaum                     --------                        76,655
Zindel Zelmanovitch.                   8,532                       338,039
All Other Employees                    1,968                         9,128
                                    --------                     ---------
                                    $ 14,130                     $ 571,000

INCENTIVE STOCK OPTION PLAN

          The Company's Board of Directors and shareholders adopted an employee stock option plan (the "1998 Employee Plan") in order to link the personal interests of key employees to the long-term financial success of the Company and the growth of shareholder value. The 1998 Employee Plan authorizes the grant of incentive stock options within the meaning of Section 422 of the Internal Revenue Code for the purchase of an aggregate of 125,000 shares (subject to adjustment for stock splits and similar capital changes) of Common Stock to employees of the Company. By adopting the 1998 Employee Plan, the Board believes that the Company will be better able to attract, motivate and retain as employees people upon whose judgment and special skills the success of the Company in large measure depends. To date, no options to purchase shares of Common Stock have been granted under the 1998 Employee Plan. Accordingly, as of such date, 125,000 shares of Common Stock were available for future awards under the 1998 Employee Plan.

          The 1998 Employee Plan will be administered by the 1998 Employee Plan Committee of the Board of Directors, which are comprised by Michael Moskowitz, Eugene Haber and Alan Work, non-employee directors (who are "outside directors" within the meaning of Section 152(m) of the Internal Revenue Code of 1986, as amended (the "Code"), "disinterested persons" within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934 (the "1934 Act") and not interested persons under Section 2(a)(19) of the Investment Company Act of 1940 (the
"Committee")). The 1998 Employee Plan Committee can make such rules and regulations and establish such procedures for the administration of the 1998 Employee Plan as it deems appropriate.

          The exercise price of an incentive stock option must be at the fair market value of the Company's Common Stock on the date of grant (110% of the fair market value for shareholders who, at the time the option is granted, own more than 10% of the total combined classes of stock of the Company or any subsidiary). No employees may exercise more than $100,000 in options held by them in any year.

          No option may have a term of more than ten years (five years for 10% or greater shareholders). Options generally may be exercised only if the option holder remains continuously associated with the Company or a subsidiary from the date of grant to the date of exercise. However, options may be exercised upon termination of employment or upon death or disability of any employee within certain specified periods.

          The following is a general summary of the federal income tax consequences under current tax law of incentive stock options ("ISOs"). It does not purport to cover all of the special rules, including special rules relating to persons subject to the reporting requirements of Section 16 under the 1934

Act who do not hold the shares acquired upon the exercise of an option for at least six months after the date of grant of the option and special rules relating to the exercise of an option with previously-acquired shares, or the state or local income or other tax consequences inherent in the ownership and exercise of stock options and the ownership and disposition of the underlying shares.

          An optionee will not recognize taxable income for federal income tax purposes upon the grant of an ISO. Upon the exercise of an ISO, the optionee will not recognize taxable income. If the optionee disposes of the shares acquired pursuant to the exercise of an ISO more than two years after the date of grant and more than one year after the transfer of the shares to him or her, the optionee will recognize long-term capital gain or loss and the Company will not be entitled to a deduction. However, if the optionee disposes of such shares within the required holding period, all or a portion of the gain will be treated as ordinary income and the Company will generally be entitled to deduct such amount.

          In addition to the federal income tax consequences described above, an optionee may be subject to the alternative minimum tax.

NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN

          The Company's Board of Directors and shareholders adopted a stock option plan for non-employee directors (the "Director Plan") in order to link the personal interests of such non-employee directors to the long-term financial success of the Company and the growth of shareholder value. The Director Plan provides for the automatic grant of options to directors of the Company who are not employees, officers or interested persons of the Company (an "Eligible Director"). By adopting the Director Plan, the Board believes that the Company will be better able to attract, motivate and retain as directors people upon whose judgment and special skills the success of the Company in large measure depends. In accordance with the provisions of the 1940 Act, the automatic grant of options under the Director Plan will not occur until after the date of the approval (the "Approval Date") of the Director Plan by the Commission. There can be no assurance that the Commission will approve the Director Plan. The total number of shares for which options may be granted from time to time under the Director Plan is 75,000 shares.

          The Director Plan provides that an Eligible Director serving on the Company's Board of Directors who has served as a director for at least one year prior to the Approval Date will automatically receive on the Approval Date the grant of an option to purchase the number of shares of Common Stock determined by dividing $50,000 by the fair market value of the Common Stock on the Approval Date. With respect to any Eligible Director who is elected or reelected as a director of the Company after the Approval Date such elected director will automatically receive on the date such director has served as a director of the Company for one year of such election or reelection an option to purchase the number of shares of Common Stock determined by dividing $50,000 by the fair market value of the Common Stock on the date of the first anniversary such director became a director of the Company.

          The Director Plan will be administered by a committee of directors who are not eligible to participate in the Director Plan (the "Committee") or by the entire Board of Directors, if the Board so determines. Options become exercisable with respect to such shares granted on the date on which the option was granted, so long as the optionee remains an Eligible Director. No option may be exercised more than five years after the date on which it is granted. The number of shares available for options, the number of shares subject to outstanding options and their exercise prices will be adjusted for changes in outstanding shares such as stock splits and combinations of shares. Shares purchased upon exercise of options, in whole or in part, must be paid for in cash or by means of unrestricted shares of Common Stock or any combination thereof.

          The following is a general summary of the federal income tax consequences under current tax law of non-qualified stock options ("NQSOs"). It does not purport to cover all of the special rules, including special rules relating to persons subject to the reporting requirements of Section 16 under the 1934 Act who do not hold the shares acquired upon the exercise of an option for at least six months after the date of grant of the option and special rules relating to the exercise of an option with previously-acquired shares, or the state or local income or other tax consequences inherent in the ownership and exercise of stock options and the ownership and disposition of the underlying shares.

          Upon the exercise of a NQSO, the optionee will recognize ordinary income in an amount equal to the excess, if any, of the fair market value of the shares acquired on the date of exercise over the exercise price thereof, and the Company will generally be entitled to a deduction for such amount at that time. If the optionee later sells shares acquired pursuant to the exercise of a NQSO, he or she will recognize long-term or short-term capital gain or loss, depending on the period for which the shares were held. Long-term capital gain is generally subject to more favorable tax treatment than ordinary income or short-term capital gains.

          If the option does not have a readily ascertainable fair market value, an optionee will not recognize taxable income for federal income tax purposes upon the grant of an NQSO.

          Options granted under the Director Plan will not be transferable other than by the laws of descent and during the optionee's life may be exercised only by the optionee. All rights to exercise options will terminate after the optionee ceases to be an Eligible Director. If the optionee dies before expiration of the option, his legal successors may have the right to exercise the option in whole or in part within one year of death.

          The Director Plan may be terminated at any time by the Board of Directors, and will terminate ten years after the effective date of the Director Plan. The Board of Directors may not materially increase the number of shares authorized under the plan or materially increase the benefits accruing to participants under the plan without the approval of the shareholders of the Company.

          The exercise or conversion price of the options issued pursuant to the Director Plan shall be not less than current market value at the date of issuance, or if no such market value exists, the current net asset value of such voting securities. To date no options have been granted under the Director Plan.

          Each person who is a director at the time of the Approval Date or thereafter becomes a director of the Company will receive a one time grant of options to purchase that number of shares of Common Stock determined by dividing $50,000 by the current market price on the Approval Date, or on his first anniversary date of becoming a director, as described in more detail above.

         The following table sets forth the number of shares which the current non-employee directors would have been entitled to receive if the Approval Date had been May 31, 1999.

       NAME AND POSITION               DOLLAR VALUE            NUMBER OF SHARES
       -----------------               ------------            ----------------

       Michael Moskowitz, Director       $50,000                    10,192

       Eugene Haber, Director             50,000                    10,192

       Alan Work, Director                50,000                    10,192

       John Hamill, Director              50,000                    10,192


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, as of July 31 with respect to the beneficial ownership of the outstanding shares of the Company's Common Stock by (i) any holder of more than five percent (5%) of the outstanding shares; (ii) the Company's officers and directors; and (iii) the directors and officers of the Company as a group:

                                          NO. OF SHARES           PERCENTAGE OF
NAME OF BENEFICIAL OWNER                 OF COMMON STOCK            OWNERSHIP
------------------------                 ---------------            ---------

Neil Greenbaum                             142,848 (2)                6.58%
  29 Flamingo Road North
  East Hills, NY 11576 (1)

Zindel Zelmanovitch                         91,744 (3)                4.22%
  1934 East 18th Street
  Brooklyn, NY 11229 (4)

Pearl Greenbaum                            205,312 (5)                9.45%
  300 Winston Drive
  Cliffside Park, NJ 07010 (1)

Michael L.  Moskowitz                       39,183 (6)                1.80%
  45 East 25th Street
  New York, NY 10010 (4)

Eugene Haber                                   176 (8)                  (7)%
  22 Eagle Lane
  East Hill, NY 11576

Alan Work                                    4,720 (9)                  (7)%
  54 Random Farms Drive
  Chappaqua, NY 10514

                                          NO. OF SHARES           PERCENTAGE OF
NAME OF BENEFICIAL OWNER                 OF COMMON STOCK            OWNERSHIP
------------------------                 ---------------            ---------

John Hamill                                 38,500 (10)               1.77%
  8 Saxon Woods
  Avon, CT  06001 (1)

All officers and directors as a            522,493                   23.82%
  group (7 persons)

--------------
         (1) Pearl Greenbaum is the mother of Neil Greenbaum and the mother-in-law of John Hamill.
         (2) Includes 5,400 shares held by Mr. Greenbaum's children. Also includes 13,400 shares held in joint tenancy with Mr. Greenbaum's wife. Also includes 10,260 shares held by the defined benefit plan of Pearland Brokerage, Inc., of which Mr. Greenbaum is an administrator. Also includes 7,180 shares held by the Freshstart Venture Capital Money Purchase Plan, of which Mr. Greenbaum is an administrator. Excludes 30,200 shares held by his wife and 20,440 held by his mother and children as joint tenants, as to which shares Mr. Greenbaum disclaims beneficial ownership.
         (3) Includes 84,564 shares held in pension plans of which Mr. Zelmanovitch is the beneficiary and 7,180 shares held by the Freshstart Venture Capital Money Purchase Plan of which Mr. Zelmanovitch is an administrator.
         (4)      Mr. Zelmanovitch is the brother-in-law of Mr. Moskowitz.
         (5) Includes 39,100 shares held in joint tenancy with Mrs. Greenbaum's grandchildren. Also includes 33,760 shares held in joint tenancy with her daughter, Karen Franklin. Also includes 10,260 shares held by the benefit plan of Pearland Brokerage Inc. of which Mrs. Greenbaum is an administrator. Excludes 93,240 shares held by the estate of her husband, Andrew Greenbaum, as to which shares Mrs. Greenbaum disclaims beneficial ownership.
         (6) Includes 9,000 shares held by M.L. Moskowitz & Co., Inc. of which Mr. Moskowitz is a principal shareholder. Also includes 7,095 shares held by the profit sharing plan of M.L. Moskowitz & Co. of which Mr. Moskowitz it the trustee.
         (7)      Represents  less than 1% of the Common  Stock.
         (8)      Includes 132 shares held by his wife.
         (9) Includes 2,220 shares held by Mr. Work and his wife as joint tenants and 2,500 shares held by the pension plan of a company of which Mr. Work is the sole trustee.
         (10) Excludes (i) 10,200 shares held by Mr. Hamill's three children, (ii) 18,660 shares held by his mother-in-law, Pearl Greenbaum, and his children as joint tenants and (iii) 72,500 shares held by his wife, as to all of which shares Mr.
                  Hamill disclaims beneficial ownership.

         Except as otherwise indicated above, the persons listed in the above table have voting and investment power with respect to their respective shares.

         All of the persons listed above, for as long as they continue to hold 5% or more of the Company's outstanding common stock, will each be deemed an "affiliated person" of the Company, as such term is defined in the 1940 Act.

         All  of  the  Company's   outstanding  shares  of  preferred  stock  is
non-voting and is held by the SBA.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Neil Greenbaum and Pearl Greenbaum, officers and directors of the Company and Barbara Joy Hamill, the wife of John Hamill, a director of the Company, are principals in Pearland which is licensed to broker taxi medallions. Frequently, Pearland refers an individual purchasing a medallion to sources of financing, including the Company and other SSBICs. A substantial portion of the Company's taxicab medallion financings are referred to the Company by Pearland. Pearland receives no compensation from the Company for these referrals. Pearland, however, receives a brokerage fee of approximately $3,000 to $4,000 per medallion transfer, the cost of which fee is typically split between the purchaser and seller of the medallion.

         Mr. Zelmanovitch, President and a director of the Company, is also President and a director of another SSBIC, East Coast Venture Capital Inc. ("East Coast"), a wholly-owned subsidiary of Veritas Financial, Inc. The Company and East Coast may in the future co-invest in certain loan and/or other investment opportunities. Because such co-investing would require prior approval from the Securities and Exchange Commission pursuant to the 1940 Act, the Company will seek such approval if the Company's management determines such co-investing to be in the best interests of the Company.

         The Company currently leases office space from All Taxi Management, an entity owned by Mr. Greenbaum, the Company's Secretary and Director, for $2,331 per month (plus 15% of the expenses of the building). The lease expires on October 31, 2003.

         All future transactions between the Company and officers, directors and 5% shareholders will be on terms no less favorable than could be obtained from independent third parties and will be approved by a majority of the independent, disinterested directors of the Company.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements.

         The following financial statements are included in Part II, Item 8:

         Independent Auditor's Report......................................F-1

         Statements of Financial Position of Freshstart
           Venture Capital Corp. as of May 31, 1999 and 1998...............F-2

         Statements of Operations for the Years
           Ended May 31, 1999, 1998 and 1997...............................F-4

         Statements of Stockholders' Equity for the Years
           Ended May 31, 1999, 1998 and 1997...............................F-5

         Statements of Cash Flows for the Years
           Ended May 31, 1999, 1998 and 1997...............................F-6

         Notes to the Financial Statements.................................F-7

         Supplement Schedules..............................................F-13

         Selected Per Share Data and Ratios................................F-15

(a) (2)  Financial Statement Schedules.

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore, have been omitted.

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 1999.

(c)      Exhibits

         1.1* Certificate of Incorporation of the Company, as amended through November 24, 1987.

         1.2* Amendments to the Certificate of Incorporation of the Company from November 25, 1987 through May 11, 1993.

         1.3* Amendment to Certificate of Incorporation of the Company filed November 17, 1994.

         1.4* Amendment to Certificate of Incorporation of the Company.

         1.5** Amendment to Certificate of Incorporation of the Company.

         2.1*               By-laws of the Company, as amended.

         3.1*               Specimen of share of Common Stock of the Company.

         10.1*              Defined Contribution Plan of the Company

         10.2*              Copy  of  the  Company's   license  from  the  Small
                            Business Administration.

         10.3* Letter of Intent dated as of December 1, 1992 by and between the Company and the U.S. Small Business Administration.

         10.4*              Employment  Agreement between the Company and Zindel
                            Zelmanovitch.

         10.5*              Employment  Agreement  between  the Company and Neil
                            Greenbaum.

         10.6*              Code of Ethics of the Company.

         10.7*              1996 Stock Option Plan

         10.8**             Incentive Stock Option Plan

         10.9**             Non-Employee Director Stock Option Plan

         23.1               Consent of Michael C. Finkelstein,  Certified Public
                            Accountants.

         27.1               Financial Data Schedule.

         ----------
         *        Incorporated  by  reference  to  the  Company's   Registration
                  Statement on Form N-5 (File No. 33-15890).
         ** Incorporated by reference to the Company's Definitive Proxy Statement on Form 14A filed October 16, 1998.

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----

Independent Auditors' Report ........................................    F-1

Statements of Financial Position of Freshstart
  Venture Capital Corp. as of May 31, 1999 and 1998 .................    F-2

Statements of Operations for the Years
  Ended May 31, 1999, 1998 and 1997 .................................    F-4

Statements of Stockholders' Equity for the Years
  Ended May 31, 1999, 1998 and 1997 .................................    F-5

Statements of Cash Flows for the Years
  Ended May 31, 1999, 1998 and 1997 .................................    F-6

Notes to the Financial Statements ...................................    F-7

Supplemental Schedules ..............................................   F-13

Selected Per Share Data and Ratios ..................................   F-15

                             Michael C. Finkelstein
                           CERTIFIED PUBLIC ACCOUNTANT

704 Ginesi Drive - Suite 23                          1370 Avenue of the Americas
Morganville, New Jersey  07751                       New York, New York  10019
Tel. (732) 972-2700                                  Tel. (212) 689-4633
Fax. (732) 972-5001                                  Fax. (212) 664-1700




Board of Directors
Freshstart Venture Capital Corp.

                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying Statements of financial position of Freshstart Venture Capital Corp. (the "Company") as of May 31, 1999 and 1998, including the schedule of portfolio investments as of May 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended May 31, 1999 and selected per share data and ratios for each of the five years in the period ended May 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We have reviewed the procedures used by the Board of Directors in arriving at its estimate of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 1999 and 1998 and the results of its operations and its cash flows for the three years in the period ended May 31, 1999 in conformity with generally accepted accounting principles.

New York, New York
August 18, 1999





Michael C. Finkelstein
Certified Public Accountant

                        FRESHSTART VENTURE CAPITAL CORP.
                        STATEMENTS OF FINANCIAL POSITION

                                     ASSETS

                                                     May 31,         May 31,
                                                   ------------    ------------
                                                       1999            1998
                                                   ------------    ------------
Loans Receivable:
Long Term Portion (Notes 2 and 3)                  $ 25,123,632    $ 24,442,206
Less:  Unrealized Depreciation on
  Loans Receivable (Note 3)                            (316,441)       (319,815)
                                                   ------------    ------------
                                                     24,807,191      24,122,391
Less:  Current Maturities - Loans Receivable         (3,768,545)     (3,375,072)
                                                   ------------    ------------

     Total Loans Receivable -
       Net of Current Maturities                     21,038,646      20,747,319
                                                   ------------    ------------

CURRENT ASSETS
Cash (Note 13)                                          814,340       1,528,168
Accrued Interest (Notes 2 and 3)                        308,897         256,760
Current Maturities - Loans Receivable                 3,768,545       3,375,072
Prepaid Expenses and Other Assets                       305,423         326,375
                                                   ------------    ------------

     Total Current Assets                             5,197,205       5,486,375
                                                   ------------    ------------

Fixed Assets - Net of Accumulated Depreciation
  of $28,364 and $34,484
  respectively (Note 2)                                  22,788          13,908
                                                   ------------    ------------

     Total Assets                                  $ 26,258,639    $ 26,247,602
                                                   ============    ============


                 See Accompanying Notes to Financial Statements

                        FRESHSTART VENTURE CAPITAL CORP.
                        STATEMENTS OF FINANCIAL POSITION

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         May 31,        May 31,
                                                       -----------   -----------
                                                           1999         1998
                                                       -----------   -----------

 LONG TERM DEBT:
 Debentures Payable to SBA (Note 5)                    $12,360,000   $12,360,000
 4% Cumulative, 15 Year Redeemable
   Preferred Stock                                       1,410,000     1,410,000
                                                       -----------   -----------
      Total Long Term Debt                              13,770,000    13,770,000
                                                       -----------   -----------

 CURRENT LIABILITIES:
 Notes Payable - Bank                                    5,000,000     5,000,000
 Accrued Interest                                          325,202       317,723
 Other Current Liabilities                                  17,354        57,732
 Dividends Payable (Note 7)                                 14,100         9,400
                                                       -----------   -----------
      Total Current Liabilities                          5,356,656     5,384,855
                                                       -----------   -----------

      Total Liabilities                                 19,126,656    19,154,855
                                                       -----------   -----------

 Commitments and Contingencies
   (Notes 12, 13 and 14)                                        --            --

 STOCKHOLDERS EQUITY:
 4% Cumulative, 15 Year Redeemable Preferred
   Stock- $1 Par Value; 10,000,000 Shares
   Authorized, 1,410,000 Shares Issued and
   Outstanding, (See Long Term Debt)                            --            --

 3% Cumulative Preferred Stock - $1 Par Value:
   No Shares Issued and Outstanding                             --            --

Common Stock - $.01 Par Value: 3,000,000 Shares
   Authorized, 2,172,688 Shares Issued and
   Outstanding                                              21,726        21,726

 Additional Paid in Capital                              7,048,816     7,048,816
 Retained Earnings                                          61,441        22,205
 Restricted Capital - Realized Gain on
   Redemption (Note 6)                                          --            --
                                                       -----------   -----------
      Total Stockholders' Equity                         7,131,983     7,092,747
                                                       -----------   -----------
      Total Liabilities and Stockholders' Equity       $26,258,639   $26,247,602
                                                       ===========   ===========

Net Assets Per Share                                   $      3.28   $      3.26
                                                       ===========   ===========

                 See Accompanying Notes to Financial Statements

                        FRESHSTART VENTURE CAPITAL CORP.
                            STATEMENTS OF OPERATIONS


                                                     Years Ended May 31,
                                            ------------------------------------
                                               1999         1998         1997
                                            ----------   ----------   ----------

REVENUE:
Interest Earned on
  Outstanding Receivables                   $2,905,062   $2,415,527   $1,231,318
Interest Income - Idle Funds                    16,734       48,816       39,397
                                            ----------   ----------   ----------
     Total Revenue (Note 2)                  2,921,796    2,464,343    1,270,715
                                            ----------   ----------   ----------

EXPENSES:
Interest Expense (Note 6)                    1,338,335      967,003      360,678
Professional Fees                              196,824      156,772       59,945
Officers' Salaries (Notes 9 and 10)            121,620      121,620      141,225
Other Salaries (Note 9)                         45,619       33,704       25,966
Other Operating Expenses                       146,002      103,499      123,811
Pension Expense (Note 8)                        14,282       15,532       14,123
Depreciation and Amortization (Note 2)          42,576       38,908       15,915
                                            ----------   ----------   ----------
     Total Expenses                          1,905,258    1,437,038      741,663
                                            ----------   ----------   ----------

Net Investment Income                        1,016,538    1,027,305      529,052
Unrealized Depreciation in Value of
  Investments (Notes 2 and 3)                  179,285      139,257           --
                                            ----------   ----------   ----------
                                               837,253      888,048      529,052
PROVISION FOR TAXES:
Current Income Taxes (Note 2)                    1,434        1,224        2,528
                                            ----------   ----------   ----------
     Net Income                             $  835,819   $  886,824   $  526,524
                                            ==========   ==========   ==========

Earnings Per Share of Common Stock
  (Note 2)                                  $     0.36   $     0.38   $     0.29
                                            ==========   ==========   ==========

Dividends Paid Per Share
  of Common Stock                           $     0.35   $     0.44   $     0.21
                                            ==========   ==========   ==========

Weighted Average Shares of Common
  Stock Outstanding                          2,172,688    2,172,688    1,627,318
                                            ==========   ==========   ==========


              See Accompanying Notes to Financial Statements


                           FRESHSTART VENTURE CAPITAL CORP.
                          STATEMENTS OF STOCKHOLDERS' EQUITY


                                                      Years Ended May 31,
                                           -----------------------------------------
                                              1999           1998           1997
                                           -----------    -----------    -----------
4% Cumulative, 15 Year Redeemable
  Preferred Stock - $1 Par Value:
  10,000,000 Shares Authorized,
  1,410,000 Shares Issued and
  Outstanding (See Long Term Debt)         $        --    $        --    $        --
                                           -----------    -----------    -----------

Common Stock - $.01 Par Value:
  3,000,000 Shares Authorized, 2,172,688
  Shares Issued and Outstanding                 21,726         21,726          5,483
  2 For 1 Stock Split                               --             --          5,483

Sale of 1,076,000 Shares of Common Stock            --             --         10,760
                                           -----------    -----------    -----------

Balance, End of Period                          21,726         21,726         21,726
                                           -----------    -----------    -----------

Additional Paid in Capital -
  Beginning of Period                        7,048,816      6,857,817      2,767,600
Proceeds from Sale of 1,076,000 Shares
  of Common Stock                                   --             --      3,904,700
  2 For 1 Stock Split                               --             --         (5,483)
Amortization of Restricted
  Capital (Note 6)                                  --        190,999        191,000
                                           -----------    -----------    -----------

Balance, End of Period                       7,048,816      7,048,816      6,857,817
                                           -----------    -----------    -----------


Retained Earnings -
Beginning of Period                             22,205        147,805         15,379
Net Income                                     835,819        886,824        526,524
Dividends Paid and Accrued                    (796,583)    (1,012,424)      (394,098)
                                           -----------    -----------    -----------
     Balance, End of Period                     61,441         22,205        147,805
                                           -----------    -----------    -----------

Restricted Capital
Gain on Redemption of 3% Preferred
  Stock (See Note 6)                                --        190,999        381,999
Amortization of Gain                                --       (190,999)      (191,000)
                                           -----------    -----------    -----------
     Balance, End of Period                         --             --        190,999
                                           -----------    -----------    -----------
     Total Stockholder's Equity            $ 7,131,983    $ 7,092,747    $ 7,218,347
                                           ===========    ===========    ===========

                        See Notes to the Financial Statements


                                 FRESHSTART VENTURE CAPITAL CORP.
                                     STATEMENTS OF CASH FLOWS


                                                                  Years Ended May 31,
                                                     --------------------------------------------
                                                         1999            1998           1997
                                                     ------------    ------------    ------------
CASH FLOWS PROVIDED (USED) BY
  OPERATING ACTIVITIES:
Net Income                                           $    835,819    $    886,824    $    526,524
Depreciation and Amortization Expense                      42,576          38,908          15,915
Provision for Losses on Loans Receivable                   (3,374)        139,257              --
(Increase) in Accrued Interest                            (52,137)       (128,786)        (35,028)
Decrease (Increase) in Other Assets                       (15,504)       (153,812)         71,960
Increase (Decrease) in Accrued Liabilities                (32,899)        111,587         103,072
Dividends Paid and Accrued                               (791,883)     (1,012,424)       (502,200)
                                                     ------------    ------------    ------------
Net Cash (Used) Provided By Operating Activities          (17,402)       (118,446)        180,243
                                                     ------------    ------------    ------------

CASH FLOWS (USED) BY
  INVESTING ACTIVITIES:
Increase in Loans Receivable                          (14,982,025)    (23,415,660)     (9,556,400)
Repayment of Loans Receivable                           8,868,088       8,474,842       3,609,690
Increase in Loan Participations                         7,603,999       5,087,500       3,145,900
Repayment of Loan Participations                       (2,171,488)       (279,929)     (2,910,134)
Increase in Fixed Assets                                  (15,000)             --              --
                                                     ------------    ------------    ------------
Net Cash (Used) By Investing Activities                  (696,426)    (10,133,247)     (5,710,944)
                                                     ------------    ------------    ------------

CASH FLOWS PROVIDED BY
  FINANCING ACTIVITIES:
Net Proceeds from sale of 1,076,000
  Shares of Common Stock                                       --              --       3,915,460
Increase (Decrease) in Line of Credit                          --       5,000,000              --
(Decrease) in Restricted Capital                               --        (190,999)       (191,000)
Increase in Debentures Payable to SBA (Net)                    --       3,910,000       4,070,000
Increase in Additional Paid in Capital                         --         190,999         191,000
                                                     ------------    ------------    ------------
Net Cash Provided by Financing Activities                      --       8,910,000       7,985,460
                                                     ------------    ------------    ------------
Net (Decrease) Increase in Cash                          (713,828)     (1,341,693)      2,454,759
Cash Balance - Beginning of Period                      1,528,168       2,869,861         415,102
                                                     ------------    ------------    ------------
Cash Balance - End of Period                         $    814,340    $  1,528,168    $  2,869,861
                                                     ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest                                             $  1,367,312    $    831,624    $    299,922
                                                     ------------    ------------    ------------
Taxes                                                $        680    $      1,224    $      2,528
                                                     ------------    ------------    ------------

                               See Notes to the Financial Statements

                        FRESHSTART VENTURE CAPITAL CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                              MAY 31, 1999 AND 1998


NOTE 1            ORGANIZATION

                  Freshstart Venture Capital Corp., a New York Corporation (the "Company"), was formed on March 4, 1982 for the purpose of operating as a specialized small business investment company ("SSBIC"), licensed under the Small Business Investment Act of 1958 and regulated and financed in part by the U.S. Small Business Administration ("SBA"). The Company is a non-diversified investment Company that has elected to be regulated as a business development Company, a type of closed-end Investment Company under the Investment Company Act of 1940. Beginning June 1, 1997, the Company elected to be taxed as a regulated Investment Company under sub-chapter M of the Internal Revenue Code of 1986, as amended. The Company's business is to provide financing to persons who qualify under SBA regulations as socially or economically disadvantaged and to entities which are at least fifty (50%) percent owned by such individuals.

NOTE 2            SIGNIFICANT ACCOUNTING POLICIES

                  The following is a summary of significant accounting policies applied by the Company in the preparation of its financial statements. The Company maintains its accounts and prepares its financial statements on the accrual basis of accounting in conformity with generally accepted accounting principles for investment companies.

                  VALUATION OF LOANS AND INVESTMENTS

                  At May 31, 1999 and 1998, the investment portfolio included investments totaling $25,123,632 and $24,442,206, respectively, whose values had been estimated by the Board of Directors in the absence of readily ascertainable market values. Accordingly, the Board of Directors has valued the investment portfolio based upon the cost of such investments, less a provision for loan losses. However, because of the inherent uncertainty of the valuation, the estimated values might otherwise be significantly higher or lower than values that would exist in a ready market for such loans, which market has not in the past and does not now exist. The provision for loan losses represents a good faith determination by the Board of Directors maintained at a level that, in its judgment, is adequate to absorb losses. The balance in the reserve account is adjusted periodically by the Board of Directors on the basis of the fair value of the collateral held and past loss experience. Approximately seventy-nine (79%) percent of the Company's loan portfolio consists of loans made for the financing of taxicab medallions and related assets. The remaining portions of the loans are made to various small commercial enterprises. The Company's loans to small business concerns range up to approximately $250,000 in size, typically have a five to fifteen year maturity and bear interest at rated ranging from 8.38% to 18.0% per annum.

                  Substantially all loans are collateralized by either NYC taxi medallions or real estate and the personal guarantees of the individual owners.

                  DEFERRED DEBENTURE COSTS

                  SBA Debenture costs are amortized over ten years which represents the term of the SBA debentures.

                        FRESHSTART VENTURE CAPITAL CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                              MAY 31, 1999 AND 1998


NOTE 2            SIGNIFICANT ACCOUNTING POLICIES
                  (Continued)

                  DEPRECIATION AND AMORTIZATION

                  Depreciation and amortization of furniture, fixtures and leasehold improvements is computed on the straight line method at rates adequate to allocate the costs of applicable assets over their expected useful lives.

                  RECOGNITION OF INTEREST INCOME

                  It is the Company's policy to record interest on loans and debt securities only to the extent that management and the Board of Directors anticipate such amounts may be collected. Interest on doubtful accounts and accounts, which are 180 days past due, is not recorded until, actually received.

                  INCOME TAXES

                  Effective 1998, the Company has elected to be taxed as a regulated investment company under sub-chapter M of the Internal Revenue Code. A regulated investment company can generally avoid taxation at the corporate level to the extent that ninety (90%) percent of its income is distributed to its stockholders. Therefore, no provision for federal income taxes has been made. The financial statements include provisions for New York State and local minimum taxes.

                  EARNINGS PER SHARE

                  The Company adopted SFAS No. 128 "Earnings per Share" which supercedes Accounting Principles Board Opinion No. 15. Under SFAS No. 128, net increase (decrease) in shareholders' equity by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

                  RISKS AND UNCERTAINTIES

                  Pursuant to Section 64 (b) (1) of the Investment Company Act of 1940, the Company is required to advise shareholders annually that the Company is engaged in a high risk business. Loans and other investments to small business concerns are extremely speculative. Most of such concerns are privately held. Even if a public market for the securities of such concerns exists, the loans and other securities purchased by the Company are often restricted against sale or other transfer for specified periods of time, Thus, such loans and other investments have little, if any, liquidity, and the Company must bear significantly larger risks, including possible losses on such investments, than would be the case with traditional investment companies.

                        FRESHSTART VENTURE CAPITAL CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                              MAY 31, 1999 AND 1998


NOTE 2            SIGNIFICANT ACCOUNTING POLICIES
                  (Continued)

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

                  USE OF ESTIMATES

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reporting period. The most significant estimates relate to the valuation of the loans receivable. Actual results could differ from those estimates.

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

NOTE 3            LOANS RECEIVABLE

                  The Company's loan portfolio includes participations with other lenders as presented in the following schedule. The following is a breakdown of the outstanding loans receivable:

                                                           May 31,
                                               --------------------------------
                                                    1999                 1998
                                               -----------          -----------

                      Outstanding Loans        $38,095,087          $31,981,150
                      Loan Participations      (12,971,455)          (7,538,944)
                                               -----------          -----------
                      Net Loans Outstanding    $25,123,632          $24,442,206
                                               ===========          ===========

                  Loans on non-accrual status as of May 31, 1999 and 1998 were approximately $1,594,015 and $1,026,133 respectively. Additionally, the cumulative amount of accrued interest income not recorded was $938,645 and $976,694 as of May 31, 1999 and 1998, respectively.

                        FRESHSTART VENTURE CAPITAL CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                              MAY 31, 1999 AND 1998


NOTE 3            LOANS RECEIVABLE
(Continued)
                  RECONCILIATION OF LOAN LOSS RESERVE

                  A reconciliation of loan loss reserve is as follows:

                                                       Year Ended May 31,
                                             ----------------------------------
                                                1999       1998          1997
                                             ---------   ---------    ---------
                  Balance, Beginning         $ 319,815   $ 180,558    $ 180,558
                  Provision for Loan Losses    179,285     139,257           --
                  Charge-Offs                 (182,659)         --           --
                                             ---------   ---------    ---------
                  Balance, Ending            $ 316,441   $ 319,815    $ 180,558
                                             =========   =========    =========

NOTE 4            LOANS PAYABLE - LINE OF CREDIT

                  Effective March 6, 1997, the Company established a $5,000,000 line of credit with Israel Discount Bank. All advances bear interest at 1.75% above the LIBOR rate. Pursuant to the terms of the line of credit, the Company is required to comply with certain terms, covenants and conditions. The line of credit is unsecured and the Company is required to maintain a minimum $100,000 compensating balance with the bank. Effective March 31, 1999, the line of credit was increased to $10,000,000.

NOTE 5            LONG TERM DEBT

                  The long-term debt to the SBA consisted of the following subordinated debentures as of May 31, 1998 and 1999 with interest payable semi-annually:

                                                                                May 31,
                                                                      ----------------------------
                                          Interest Rate Period            1999            1998
                    Maturity Date          First       Second         Face Amount      Face Amount
                    -------------          -----       ------         -----------      -----------
                    June 1, 2005           6.690%      6.690%       $   520,000      $   520,000
                    December 1, 2005       6.540%      6.540%           520,000          520,000
                    September 22, 1999     5.000%      8.000%           750,000          750,000
                    June 9, 1999           6.000%      9.000%           750,000          750,000
                    December 16, 2002      4.510%      7.510%         1,300,000        1,300,000
                    March 1, 2007          7.380%      7.380%         4,210,000        4,210,000
                    June 1, 2006           7.710%      7.710%           250,000          250,000
                    September 1, 2007      7.760%      7.760%         4,060,000        4,060,000
                                                                    -----------      -----------
                                                                    $12,360,000      $12,360,000
                                                                    ===========      ===========

                  During the period ended May 31, 1998, the Company paid off $150,000 in subsidized debentures and sold an additional debenture for $4,060,000 due September 1, 2007 with interest and fees totaling 7.760% per annum.

                  Under the terms of the subordinated debentures, the Company may not repurchase or retire any of its capital stock or make any distributions to its stockholders other than dividends out of retained earnings without the prior written approval of the SBA.

                        FRESHSTART VENTURE CAPITAL CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                              MAY 31, 1999 AND 1998

NOTE 6            RESTRICTED CAPITAL - UNREALIZED GAIN ON REDEMPTION

                  REPURCHASE OF 3% PREFERRED STOCK

                  The Company and the SBA entered into a repurchase agreement dated May 10, 1993. Pursuant to the agreement, the Company repurchased all 1,520,000 shares of its $1 par value, 3 percent cumulative preferred stock from the SBA for a purchase price of $.36225670 per share, or an aggregate of $550,630. The repurchase price was at a substantial discount to the original sale price of the 3 percent preferred stock, which was sold to the SBA at par value or $1.00 per share.

                  The Company issued the SBA a liquidating interest in a newly created restricted capital surplus account that was equal to the amount of the repurchase discount. This repurchase discount was amortized over a sixty month period and was fully amortized as of May 31, 1998.

NOTE 7            DIVIDENDS

                  Dividends paid to the SBA for each of the fiscal years ended May 31, 1999 and 1998 were $56,400. Total dividends paid to common stockholders during the fiscal years ended May 31, 1999, 1998 and 1997 were $749,583, $988,923 and $337,698, respectively. The Company is contingently liable to the SBA for $14,100 and $9,400, in preferred dividends due for years ended May 31, 1999 and 1998, respectively.

NOTE 8            MONEY PURCHASE PLAN

                  Effective for the fiscal year ending May 31, 1989 the Company initiated a defined contribution pension plan. The eligibility requirements for participation in the plan are a minimum age of 21 years old and 24 months of continuous employment with the Company. Contributions are currently limited to ten percent of each participants compensation. Total contributions made for the fiscal years ended May 31, 1999, 1998 and 1997 were $14,282, $15,532, and $14,123 respectively. All contributions to the plan have been funded on a current basis.

NOTE 9            MANAGEMENT FEES

                  The SBA approved the Company's total compensation of $225,000. Compensation is inclusive of officers' and staff salaries and pension contributions.

NOTE 10           STOCKHOLDERS' EQUITY

                  On January 12, 1996, the Company filed an amendment to its certificate of incorporation which increased the number of authorized shares to 13,000,000 shares of capital stock consisting of 10,000,000 shares of $1 par value, 4 percent cumulative, 15 year redeemable preferred stock and 3,000,000 shares of $.01 par value, common shares. The financial statements are presented after giving effect to these changes.

                  The amended certificate of incorporation also provided for a 2 for 1 stock split with respect to the Company's shares of common stock, $.01 par value per share, for two shares of common stock for $.01 par value per share. The effect of the amendment increased the 274,172 issued and outstanding shares of common stock to 548,344 shares. Additionally, effective October 24, 1996, the Company amended the certificate of incorporation, providing for a 2 for 1 stock split. The effect of this amendment increased the 548,344 issued and outstanding shares of common stock to 1,096,688 shares.

                        FRESHSTART VENTURE CAPITAL CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                              MAY 31, 1999 AND 1998

NOTE 10           STOCKHOLDERS' EQUITY
(Continued)

                  On December 3, 1996, the Company successfully completed its initial public offering of 1,076,000 shares of its common stock, including 76,000 shares of common stock pursuant to the exercise of the underwriters over allotment option. The gross proceeds from the sale aggregated $5,380,000. The net proceeds received by the Company after deducting underwriting discounts and various costs of the offering totaled $3,904,708.

NOTE 11           RELATED PARTY TRANSACTION

                  Effective November 1, 1998, the Company entered into a lease agreement with a corporation whose shareholder is also a shareholder of the Company. Prior to November 1, 1998, the Company was paying rent on a month to month basis to a real estate partnership whose partners were also shareholders of the Company. Total rental expense under this lease was $21,373. The total rent aggregated $30,372 and $18,000 for the years ended May 31, 1999 and 1998, respectively.

                  Certain officers and directors of the Company are also shareholders of the Company. Officers' salaries are set by the Board of Directors and are also subject to maximum compensation set by the SBA. For the fiscal years ended May 31, 1999, 1998 and 1997, officers' salaries, including pension contributions, were $133,782, $133,782 and, $155,348, respectively.

NOTE 12           SIGNIFICANT CONCENTRATION OF CREDIT RISK

                  Approximately seventy nine (79%) percent of the Company's loan portfolio consists of loans made for the financing and purchase of New York City taxicab medallions and related assets.

NOTE 13           FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISKS

                  The Company maintained approximately $711,142 in one bank in excess of amounts that would be insured by the Federal Depository Insurance Corporation. Management of the Company feels that the bank is well capitalized under FDIC guidelines.

NOTE 14           SUBSEQUENT EVENTS

                  On August 17, 1999 the Company entered into a Letter of Intent with Medallion Financial Corp. ("Medallion"), relating to the proposed merger of the Company with and into Medallion. Pursuant to the Letter of Intent, the Company's shareholders will receive Medallion common stock for each share of Freshstart Common Stock having a fair market value of $4.15 to $5.00, based upon the fair market value of Medallion common stock. If the fair market value of Medallion stock falls below $12.00 per share, Medallion may elect not to close the merger. Freshstart granted Medallion the option to purchase 19.99% of its stock (at an average exercise price of $3.875) exercisable by Medallion in the event that Freshstart accepts an offer from another party or elects not to close the transaction. The Letter of Intent also restricts Freshstart's ability to declare dividends in excess of $.03 per share per fiscal quarter until December 31, 1999.

                        FRESHSTART VENTURE CAPITAL CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                              MAY 31, 1999 AND 1998

NOTE 14           FAIR VALUE OF FINANCIAL INSTRUMENTS

                  The following disclosures represent the Company's best estimate of the fair value of financial instruments, determined on a basis consistent with requirements of Statement of Financial Accounting Standard No. 107, "DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS".

                  The estimated fair values of the Company's financial instruments are derived using estimation techniques based on various subjective factors including discount rates. Such estimates may not necessarily be indicative of the net realizable or liquidation values of these instruments.

                  Fair values typically fluctuate in response to changes in market or credit conditions. Additionally, valuations are presented as of a specific point in time and may not be relevant in relation to the future earnings potential of the Company, accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company will realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                  Loans Receivable - The fair value of loans is estimated at cost net of the allowance for loan losses. The Company believes that the rates of these loans approximate current market rates (see Note 2).

                  The fair value of financial instruments that are short-term or reprice frequently and have a history of negligible credit losses is considered to approximate their carrying value. Those instruments include balances recorded in the following captions:

                           ASSETS                          LIABILITIES
                  ---------------------------      -----------------------------
                  Cash                             Notes Payable to Banks
                  Accrued Interest Receivable      Debentures Payable to SBA
                                                   4% Cumulative Preferred Stock

NOTE 15           COMMITMENTS AND CONTINGENCIES

                  Effective November 1, 1998, the Company entered into a five year lease agreement expiring November 30, 2003, with a minimum rental of $2,331 plus 15% of the total expense for the entire building. The minimum future rental throughout the lease term shall be as follows:

                           June 1, 1999 through May 31, 2000        $  27,975
                           June 1, 2000 through November 30, 2003      97,872
                                                                    ---------

                                    Total future minimum rental     $ 125,847
                                                                    =========


                                        FRESHSTART VENTURE CAPITAL CORP.
                                             SUPPLEMENTAL SCHEDULES
                                                  MAY 31, 1999

                                          SCHEDULE I LOANS RECEIVABLE

                                                                                                     Balance
                                       Number of                                                   Outstanding
Type of Loan                             Loans         Interest Rate        Maturity Date         May 31, 1999
------------                             -----         -------------        -------------         ------------

NYC Taxi Medallion                          197        8.38% - 15.00%         1 - 7 years         $ 19,690,009
Services                                      4       15.00% - 16.00%         1 - 7 years              503,418
Auto Repair Service                           5        9.38% - 15.00%         1 - 4 years              389,777
Renovation and Construction                   1                15.00%             5 years              134,852
Retail Establishment                          4       11.25% - 13.00%         1 - 5 years              377,583
Restaurant                                    8       11.50% - 18.00%         1 - 7 years            1,879,339
Gasoline Service Station                      4       10.00% - 15.00%         1 - 7 years              295,726
Manufacturing                                 1       10.00% - 15.00%         1 - 7 years              151,572
Laundromat and Dry Cleaners                  17       10.00% - 15.00%         1 - 7 years            1,595,238
Medical Offices                               1                15.00%         1 - 3 years              106,118
                                        -------                                                   ------------
                      TOTAL                 242                                                   $ 25,123,632
                                        =======                                                   ============

Substantially all of the above loans are collateralized by either New York City taxi medallions or real estate holdings.


                       SCHEDULE VII SHORT TERM BORROWINGS

Short term borrowing activities for the periods presented were as follows:

                                                         Weighted
                                     Balance             Average          Maximum Amount       Average Amount
Category of                          End of              Interest          Outstanding          Outstanding
Borrowing                            Period               Rate            During Period        During Period
-----------                          -------             --------         -------------        --------------

May 31, 1998                         $5,000,000           7.44%            $5,000,000            $  416,667
May 31, 1999                         $5,000,000           7.00%            $5,000,000            $5,000,000

                                        FRESHSTART VENTURE CAPITAL CORP.
                                             SUPPLEMENTAL SCHEDULES
                                                  MAY 31, 1998


                                          SCHEDULE I LOANS RECEIVABLE

                                                                                                    Balance
                                        Number of                                                 Outstanding
Type of Loan                              Loans       Interest Rate          Maturity Date        May 31, 1998
------------                            ---------     -------------          -------------        ------------

NYC Taxi Medallion                          226       9.00% - 15.00%          1 - 7 years        $ 19,272,896
Services                                      3               14.00%          1 - 7 years             322,838
Auto Repair Service                           8      10.00% - 15.00%          1 - 4 years             665,479
Import/Export                                 1               12.00%              1 year               97,781
Renovation and Construction                   2               10.50%              5 years             164,720
Retail Establishment                          6      11.25% - 13.00%          1 - 4 years           1,359,921
Restaurant                                    6      13.00% - 15.00%              1 year              575,075
Gasoline Service Station                      3       9.50% - 12.00%              1 year              216,192
Manufacturing                                 1               15.00%              1 year              151,572
Laundromat and Dry Cleaners                  19      11.00% - 15.00%          1 - 4 years           1,438,228
Medical Offices                               2      11.63% - 15.00%          1 - 3 years             177,504
                                          -----                                                  ------------
                      TOTAL                 277                                                  $ 24,442,206
                                          =====                                                  ============

Substantially all of the above loans are collateralized by either New York City taxi medallions or real estate holdings.


                       SCHEDULE VII SHORT TERM BORROWINGS

Short term borrowing activities for the periods presented were as follows:

                             Weighted
                Balance       Average      Maximum Amount      Average Amount
Category of     End of       Interest       Outstanding         Outstanding
Borrowing       Period         Rate        During Period       During Period
-----------     -------      --------      --------------      --------------

May 31, 1997    $       --        --         $       --          $      --
May 31, 1998    $5,000,000      7.44%        $5,000,000          $ 416,667

                                      FRESHSTART VENTURE CAPITAL CORP.
                                          SUPPLEMENTARY INFORMATION
                                     SELECTED PER SHARE DATA AND RATIOS
                                          FOR THE FIVE YEARS ENDED
                                   MAY 31, 1995, 1996, 1997, 1998 AND 1999

                                                            FOR THE YEARS ENDED MAY 31,
                                       --------------------------------------------------------------------
PER SHARE DATA                           1995           1996           1997          1998           1999
                                       --------        -------     ----------    ----------     -----------

Investment Income                      $   1.83        $  1.88     $     0.79    $     1.13       $    1.34
Investment Expenses                       (1.21)         (1.17)         (0.46)        (0.66)          (0.88)
                                       --------        -------     ----------    ----------     -----------

Net Investment Income                      0.62           0.71           0.33          0.47            0.46

Net Realized and Unrealized
  Gains and Losses on
  Securities                                 --          (0.06)            --         (0.06)          (0.08)

Reduction Due to
  Stock Split                                --             --          (4.94)           --              --

Dividends  Common Stock                   (0.54)         (0.54)         (0.22)        (0.44)          (0.33)
Dividends  Preferred Stock                (0.08)         (0.11)         (0.03)        (0.03)          (0.03)

Net Sale of Common Stock                     --             --           2.40            --              --
                                       --------        -------     ----------    ----------     -----------
Net Increase/Decrease
  in Net Asset Value                         --             --          (2.46)        (0.06)           0.02

Net Asset Value  Beginning
  of Period                                5.78           5.78           5.78          3.32            3.26
                                       --------        -------     ----------    ----------     -----------
Net Asset Value  End of
  Year                                 $   5.78        $  5.78(1)  $     3.32(1) $     3.26     $      3.28
                                       ========        =======     ==========    ==========     ===========

Net Asset Value  End of
  Year Excluding Retained
  Earnings                             $   5.75        $  5.75(1)  $     3.23(1) $     3.25     $      3.25
                                       ========        =======     ==========    ==========     ===========

Ratios
Ratio of Expenses to
  Average Net Assets                      20.9%          20.3%          14.3%         22.0%            7.9%
                                          =====          =====          =====         =====            ====

Ratio of Net Income to
  Average Net Assets                      10.6%          11.2%          10.1%         12.4%            3.2%
                                          =====          =====          =====         =====            ====


Weighted Average of Common
Shares Outstanding                      548,344        548,344      1,627,318     2,172,688     $ 2,172,688
                                       ========        =======     ==========    ==========     ===========


(1)  The net asset value includes the  unamortized  portion of the realized gain
     from  the  repurchase  of  three  3%  percent   preferred   stock  and  the
     undistributed retained earnings at the end of the period.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FRESHSTART VENTURE CAPITAL CORP.


                                         By:  /s/ ZINDEL ZELMANOVITCH
                                              ----------------------------------
                                         Name:    Zindel Zelmanovitch
                                         Title:   President and Director

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature                                   Title                             Date
---------                                   -----                             ----

/s/ ZINDEL ZELMANOVITCH                     President and Director         August 25, 1999
------------------------------------
Zindel Zelmanovich


/s/ NEIL GREENBAUM                          Secretary and Director         August 25, 1999
------------------------------------
Neil Greenbaum


/s/ PEARL GREENBAUM                         Vice President and Director    August 25, 1999
------------------------------------
Pearl Greenbaum


/s/ MICHAEL L. MOSKOWITZ                    Director                       August 25, 1999
------------------------------------
Michael L. Moskowitz


/s/ EUGENE HABER                            Director                       August 25, 1999
------------------------------------
Eugene Haber


/s/ ALAN WORK                               Director                       August 25, 1999
------------------------------------
Alan Work


/s/ JOHN HAMILL                             Director                       August 25, 1999
------------------------------------
John Hamill