Form 10-Q
period 1999-08-31
FRESHSTART VENTURE CAPITAL CORP
filed 1999-10-15
CIK 818897

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1999

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________to _________________

                         Commission file number 0-26214


                        FRESHSTART VENTURE CAPITAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           NEW YORK                                              13-3134761
-------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


                              24-29 Jackson Avenue
                           Long Island City, New York
                    ----------------------------------------
                    (Address of principal executive offices)

                                     11101
                                   ----------
                                   (Zip Code)

                                 (718) 361-9595
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

Yes [X]   No [ ]

         The number of shares of Common Stock, par value $.01 per share, outstanding as of October 14, 1999: 2,172,688

                        FRESHSTART VENTURE CAPITAL CORP.

                           FORM 10-Q Table of Contents


                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

Statements of Financial Position as of
  August 31, 1999 (unaudited) and May 31, 1999. . . . . . . . . . . . .   2-3

Statements of Operations for the Three Months
  Ended August 31, 1999 and 1998 (unaudited). . . . . . . . . . . . . .    4

Statements of Stockholders' Equity for the Three Months
  Ended August 31, 1999 and 1998 (unaudited). . . . . . . . . . . . . .    5

Statements of Cash Flows for the Three Months
  Ended August 31, 1999 and 1998 (unaudited). . . . . . . . . . . . . .    6

Notes to the Financial Statements . . . . . . . . . . . . . . . . . . .   7-13

Supplemental Schedules. . . . . . . . . . . . . . . . . . . . . . . . .   14

Supplementary Information . . . . . . . . . . . . . . . . . . . . . . .   15

Management's Discussion and Analysis of Financial Condition and Results
  of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16-17


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .    18

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

The statement of financial position of the Company as of August 31, 1999, the related statements of operations, and cash flows for the three months ended August 31, 1999 and 1998 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended August 31, 1999 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1999 as filed with the Commission.

                        FRESHSTART VENTURE CAPITAL CORP.
                        STATEMENTS OF FINANCIAL POSITION
                                 AUGUST 31, 1999


                                     ASSETS

                                                   (Unaudited)
                                                    August 31,        May 31,
                                                   ------------    ------------
                                                       1999            1999
                                                   ------------    ------------

Loans Receivable:
Long Term Portion (Notes 2 and 3)                  $ 24,222,900    $ 25,123,632
Less:  Unrealized Depreciation on
  Loans Receivable (Note 3)                            (316,441)       (316,441)
                                                   ------------    ------------
                                                     23,906,459      24,807,191
Less:  Current Maturities - Loans Receivable         (3,633,435)     (3,768,545)
                                                   ------------    ------------

     Total Loans Receivable -
       Net of Current Maturities                     20,273,024      21,038,646
                                                   ------------    ------------

CURRENT ASSETS
Cash (Note 12)                                        1,315,029         814,340
Accrued Interest (Notes 2 and 3)                        347,107         308,897
Current Maturities - Loans Receivable                 3,633,435       3,768,545
Prepaid Expenses and Other Assets                       272,230         305,423
                                                   ------------    ------------

     Total Current Assets                             5,567,801       5,197,205
                                                   ------------    ------------

Fixed Assets - Net of Accumulated Depreciation
  of $32,864 and $28,364
  respectively (Note 2)                                  21,301          22,788
                                                   ------------    ------------

     Total Assets                                  $ 25,862,126    $ 26,258,639
                                                   ============    ============


            See Accompanying Notes to Unaudited Financial Statements

                        FRESHSTART VENTURE CAPITAL CORP.
                        STATEMENTS OF FINANCIAL POSITION
                                 AUGUST 31, 1999


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       (Unaudited)
                                                        August 31,     May 31,
                                                       -----------   -----------
                                                           1999         1999
                                                       -----------   -----------
 LONG TERM DEBT:
 Debentures Payable to SBA (Note 5)                    $11,610,000   $12,360,000
 4% Cumulative, 15 Year Redeemable
   Preferred Stock                                       1,410,000     1,410,000
                                                       -----------   -----------
      Total Long Term Debt                              13,020,000    13,770,000
                                                       -----------   -----------

 CURRENT LIABILITIES:
 Notes Payable - Bank                                    5,000,000     5,000,000
 Accrued Interest                                          427,336       325,202
 Other Current Liabilities                                  14,418        17,354
 Dividends Payable (Notes 7 and 16)                         28,200        14,100
                                                       -----------   -----------
      Total Current Liabilities                          5,469,954     5,356,656
                                                       -----------   -----------

      Total Liabilities                                 18,489,954    19,126,656
                                                       -----------   -----------

 Commitments and Contingencies
   (Notes 11, 12, 13 and 14)                                    --            --

 STOCKHOLDERS EQUITY:
 4% Cumulative, 15 Year Redeemable Preferred
   Stock- $1 Par Value; 10,000,000 Shares
   Authorized, 1,410,000 Shares Issued and
   Outstanding, (See Long Term Debt)                            --            --

 3% Cumulative Preferred Stock - $1 Par Value:
   No Shares Issued and Outstanding                             --            --

 Common Stock - $.01 Par Value: 3,000,000 Shares
   Authorized, 2,172,688 Shares Issued and
   Outstanding                                              21,726        21,726
 Additional Paid in Capital                              7,048,816     7,048,816
 Retained Earnings                                         301,630        61,441
 Restricted Capital - Realized Gain on
   Redemption (Note 6)                                          --            --
                                                       -----------   -----------
      Total Stockholders' Equity                         7,372,172     7,131,983
                                                       -----------   -----------
      Total Liabilities and Stockholders' Equity       $25,862,126   $26,258,639
                                                       ===========   ===========

Net Assets Per Share                                   $      3.39   $      3.28
                                                       ===========   ===========


            See Accompanying Notes to Unaudited Financial Statements

                        FRESHSTART VENTURE CAPITAL CORP.
                            STATEMENTS OF OPERATIONS
                                 AUGUST 31, 1999
                                   (UNAUDITED)

                                                        Three Months Ended
                                                            August 31,
                                                   ----------------------------
                                                      1999              1998
                                                   -----------      -----------
REVENUE:
Interest Earned on
  Outstanding Receivables                          $   713,989      $   719,202
Interest Income - Idle Funds                             1,385            3,312
                                                   -----------      -----------
     Total Revenue (Note 2)                            715,374          722,514
                                                   -----------      -----------

EXPENSES:
Interest Expense (Notes 4 and 5)                       323,137          337,625
Professional Fees                                       51,938           23,110
Officers' Salaries (Notes 9 and 10)                     30,405           30,405
Other Salaries                                          11,428           10,714
Other Operating Expenses                                38,512           51,637
Pension Expense (Note 8)                                 3,300            4,100
Depreciation and Amortization (Note 2)                   1,487           10,615
                                                   -----------      -----------
     Total Expenses                                    460,207          468,206
                                                   -----------      -----------

Net Investment Income                                  255,167          254,308
Unrealized Depreciation in Value of
  Investments (Notes 2 and 3)                               --               --
                                                   -----------      -----------
                                                       255,167          254,308
PROVISION FOR TAXES:
Current Income Taxes (Note 2)                             (878)            (680)
                                                   -----------      -----------
     Net Income                                    $   254,289      $   253,628
                                                   ===========      ===========

Earnings Per Share of Common Stock
  (Note 2)                                         $      0.11      $      0.11
                                                   ===========      ===========

Dividends Paid Per Share
  of Common Stock                                  $        --      $      0.11
                                                   ===========      ===========

Weighted Average Shares of Common
  Stock Outstanding                                  2,172,688        2,172,688
                                                   ===========      ===========

            See Accompanying Notes to Unaudited Financial Statements

                        FRESHSTART VENTURE CAPITAL CORP.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                 AUGUST 31, 1999
                                   (UNAUDITED)

                                                       Three Months Ended
                                                           August 31,
                                                   ----------------------------
                                                       1999            1998
                                                   -----------      -----------
4% Cumulative, 15 Year Redeemable
  Preferred Stock - $1 Par Value:
  10,000,000 Shares Authorized,
  1,410,000 Shares Issued and
  Outstanding (See Long Term Debt)                          --               --
                                                   -----------      -----------

Common Stock - $.01 Par Value:
  3,000,000 Shares Authorized, 2,172,688
  Shares Issued and Outstanding                         21,726           21,726
                                                   -----------      -----------

Additional Paid in Capital -

Balance, End of Period                               7,048,816        7,048,816
                                                   -----------      -----------

Retained Earnings -
Beginning of Period                                     61,441           22,205
Net Income                                             254,289          253,626
Dividends Paid and Accrued                             (14,100)        (263,961)
                                                   -----------      -----------
     Balance, End of Period                            301,630           11,870
                                                   -----------      -----------

     Total Stockholder's Equity                    $ 7,372,172      $ 7,082,412
                                                   ===========      ===========

            See Accompanying Notes to Unaudited Financial Statements

                        FRESHSTART VENTURE CAPITAL CORP.
                            STATEMENTS OF CASH FLOWS
                                 AUGUST 31, 1999
                                                         Three Months Ended
                                                             August 31,
                                                     --------------------------
                                                        1999            1998
                                                     -----------    -----------
CASH FLOWS PROVIDED (USED) BY
  OPERATING ACTIVITIES:
Net Income                                           $   254,289    $   253,628
Depreciation and Amortization Expense                      1,487         10,615
(Increase) in Accrued Interest                           (38,210)       (28,918)
Decrease (Increase) in Other Assets                       33,193        111,321
Increase in Accrued Liabilities                           99,198       (263,963)
                                                     -----------    -----------
Net Cash (Used) By Operating Activities                  349,957         82,683
                                                     -----------    -----------

CASH FLOWS PROVIDED (USED) BY
  INVESTING ACTIVITIES:
Decrease (Increase) in Loans Receivable, Net             900,732       (510,851)
                                                     -----------    -----------
Net Cash (Used) By Investing Activities                  900,732       (510,851)
                                                     -----------    -----------

CASH FLOWS (USED) PROVIDED BY
  FINANCING ACTIVITIES:
Increase in Debentures Payable to SBA (Net)             (750,000)            --
                                                     -----------    -----------
Net Cash (Used) by Financing Activities                 (750,000)            --
                                                     -----------    -----------

Net Increase (Decrease)  in Cash                         500,689       (428,168)

Cash Balance - Beginning of Period                       814,340      1,528,168
                                                     -----------    -----------
Cash Balance - End of Period                         $ 1,315,029    $ 1,100,000
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest                                             $   221,003    $   222,897
                                                     -----------    -----------
Taxes                                                $       878    $       680
                                                     -----------    -----------

            See Accompanying Notes to Unaudited Financial Statements

                        FRESHSTART VENTURE CAPITAL CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 AUGUST 31, 1999

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

                  VALUATION OF LOANS AND INVESTMENTS

                  At August 31, 1999, the investment portfolio included investments totaling $24,222,900, whose values had been estimated by the Board of Directors in the absence of readily ascertainable market values. Accordingly, the Board of Directors has valued the investment portfolio based upon the cost of such investments, less a provision for loan losses. However, because of the inherent uncertainty of the valuation, the estimated values might otherwise be significantly higher or lower than values that would exist in a ready market for such loans, which market has not in the past and does not now exist. The provision for loan losses represents a good faith determination by the Board of Directors maintained at a level that, in its judgment, is adequate to absorb losses. The balance in the reserve account is adjusted periodically by the Board of Directors on the basis of the fair value of the collateral held and past loss experience. Approximately eighty-one (81%) percent of the Company's loan portfolio consists of loans made for the financing of taxicab medallions and related assets. The remaining portions of the loans are made to various small commercial enterprises. The Company's loans to small business concerns range up to approximately $250,000 in size, typically have a five to fifteen year maturity and bear interest at rates ranging from 8.38% to 18.0% per annum.

                  Substantially all loans are collateralized by either NYC taxi medallions or real estate and the personal guarantees of the individual owners.

                  DEFERRED DEBENTURE COSTS

                  SBA Debenture costs are amortized over ten years which represents the term of the SBA debentures.

                        FRESHSTART VENTURE CAPITAL CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 AUGUST 31, 1999

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

                        FRESHSTART VENTURE CAPITAL CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 AUGUST 31, 1999

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

                  OTHER

                  Certain information from the prior years' financial statements has been reclassified to conform its presentation to the current financial statements.

NOTE 3            LOANS RECEIVABLE

                  The Company's loan portfolio includes participations with other lenders as presented in the following schedule. The following is a breakdown of the outstanding loans receivable:

                                                          August 31, 1999
                                                          ---------------

                           Outstanding Loans               $  38,182,861
                           Loan Participations               (13,959,961)
                                                           -------------
                           Net Loans Outstanding           $  24,222,900
                                                           =============

                  Loans on non-accrual status as of August 31, 1999 were approximately $1,594,015. Additionally, the cumulative amount of accrued interest income not recorded was $966,748 as of August 31, 1999.

                        FRESHSTART VENTURE CAPITAL CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 AUGUST 31, 1999

NOTE 3            LOANS RECEIVABLE
(Continued)
                  RECONCILIATION OF LOAN LOSS RESERVE

                  A reconciliation of loan loss reserve is as follows:

                                                            August 31, 1999
                                                            ---------------

                    Balance, Beginning                        $  316,441
                    Provision for Loan Losses                         --
                    Charge-Offs                                       --
                                                              ----------
                    Balance, Ending                           $  316,441
                                                              ==========

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

NOTE 5            LONG TERM DEBT

                  The long-term debt to the SBA consisted of the following subordinated debentures as of August 31, 1999 with interest payable semi-annually:

                                           Interest Rate Period        1999
                    Maturity Date           First       Second      Face Amount
                    -------------           -----       ------      -----------

                    June 1, 2005            6.690%      6.690%      $   520,000
                    December 1, 2005        6.540%      6.540%          520,000
                    September 22, 1999      5.000%      8.000%          750,000
                    December 16, 2002       4.510%      7.510%        1,300,000
                    March 1, 2007           7.380%      7.380%        4,210,000
                    June 1, 2006            7.710%      7.710%          250,000
                    September 1, 2007       7.760%      7.760%        4,060,000
                                                                    -----------
                                                                    $11,610,000
                                                                    ===========

                  Under the terms of the subordinated debentures, the Company may not repurchase or retire any of its capital stock or make any distributions to its stockholders other than dividends out of retained earnings without the prior written approval of the SBA.

                        FRESHSTART VENTURE CAPITAL CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 AUGUST 31, 1999

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

NOTE 7            DIVIDENDS

                  Dividends paid to the SBA for the three months ended August 31, 1999 were $14,100.

NOTE 8            MONEY PURCHASE PLAN

                  Effective for the fiscal year ending May 31, 1989 the Company initiated a defined contribution pension plan. The eligibility requirements for participation in the plan are a minimum age of 21 years old and 24 months of continuous employment with the Company. Contributions are currently limited to ten percent of each participants compensation. Total contributions made for the three months ended August 31, 1999 and 1998 were $3,300 and $4,100 respectively. All contributions to the plan have been funded on a current basis.

NOTE 9            MANAGEMENT FEES

                  The SBA approved the Company's total compensation of $225,000. Compensation is inclusive of officers' and staff salaries and pension contributions.


NOTE 10           RELATED PARTY TRANSACTION

                  Effective November 1, 1998, the Company entered into a lease agreement with a corporation whose shareholder is also a shareholder of the Company. Total rental expense under this lease was $7,363.

                  Certain officers and directors of the Company are also shareholders of the Company. Officers' salaries are set by the Board of Directors and are also subject to maximum compensation set by the SBA. For the three months ended August 31, 1999 and 1998 officers' salaries, including pension contributions, were $30,405.

NOTE 11           SIGNIFICANT CONCENTRATION OF CREDIT RISK

                  Approximately eighty one (81%) percent of the Company's loan portfolio consists of loans made for the financing and purchase of New York City taxicab medallions and related assets.

                        FRESHSTART VENTURE CAPITAL CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 AUGUST 31, 1999

NOTE 12           FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISKS

                  The Company maintained approximately $1,414,397 in one bank in excess of amounts that would be insured by the Federal Depository Insurance Corporation. Management of the Company feels that the bank is well capitalized under FDIC guidelines.

NOTE 13           PROPOSED MERGER

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

                  The fair value of financial instruments that are short-term or reprice frequently and have a history of negligible credit losses is considered to approximate their carrying value. Those instruments include balances recorded in the following captions:

                           Assets                        Liabilities
                  ---------------------------     -----------------------------
                  Cash                            Notes Payable to Banks
                  Accrued Interest Receivable     Debentures Payable to SBA
                                                  4% Cumulative Preferred Stock

                        FRESHSTART VENTURE CAPITAL CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 AUGUST 31, 1999

NOTE 15           COMMITMENTS AND CONTINGENCIES

                  Effective November 1, 1998, the Company entered into a five year lease agreement expiring November 30, 2003, with a minimum rental of $2,331 plus 15% of the total expense for the entire building. The minimum future rental throughout the lease term shall be as follows:

                    August 31, 1999 through May 31, 2000        $  20,612
                    June 1, 2000 through November 30, 2003         97,872
                                                                ---------
                             Total future minimum rental        $ 118,484
                                                                =========

NOTE 16           SUBSEQUENT EVENTS

                  On September 7, 1999 the Company declared and paid dividends of $.03 per share to shareholders of record on August 31, 1999. The total dividends aggregated $65,190. Additionally, the Company paid $14,100 to the SBA on its 4% preferred stock outstanding.

                        FRESHSTART VENTURE CAPITAL CORP.
                             SUPPLEMENTAL SCHEDULES
                                 AUGUST 31, 1999

                          SCHEDULE I - LOANS RECEIVABLE

                                                                                              Balance
                                      Number of                                             Outstanding
Type of Loan                            Loans     Interest Rate         Maturity Date     August 31, 1999
------------                            -----     -------------        ---------------    ---------------
NYC Taxi Medallion                        312      8.38% - 15.00%          1 - 7 years       $ 19,525,201
Services                                   17     15.00% - 16.00%          1 - 7 years            434,525
Auto Repair Service                         3      9.38% - 14.00%          1 - 4 years            514,736
Renovation and Construction                 1      10.5% - 15.00%              5 years            134,852
Retail Establishment                        4     11.25% - 13.00%          1 - 5 years            366,153
Restaurant                                  7     11.50% - 15.00%          1 - 7 years          1,096,998
Gasoline Service Station                    6     11.50% - 18.00%          1 - 7 years            411,340
Manufacturing                               1     10.00% - 15.00%          1 - 7 years            151,572
Laundromat and Dry Cleaners                 1     11.00% - 15.00%          1 - 7 years          1,481,389
Medical Offices                             1              15.00%          1 - 3 years            106,134
                                        -----                                                ------------
                      TOTAL               353                                                $ 24,222,900
                                                                                             ============

Substantially all of the above loans are collateralized by either New York City taxi medallions or real estate holdings.

SCHEDULE VII - SHORT TERM BORROWINGS

Short term borrowing activities for the periods presented were as follows:

                                Weighted
                     Balance    Average     Maximum Amount      Average Amount
Category of          End of     Interest    Outstanding         Outstanding
Borrowing            Period       Rate      During Period       During Period
-----------          -------    --------    --------------      --------------

May 31, 1999        $5,000,000    7.000%    $5,000,000          $5,000,000
August 31, 1999     $5,000,000    7.125%    $5,000,000          $5,000,000

                        FRESHSTART VENTURE CAPITAL CORP.
                            SUPPLEMENTARY INFORMATION
                       SELECTED PER SHARE DATA AND RATIOS
                            FOR THE FIVE YEARS ENDED
                     MAY 31, 1995, 1996, 1997, 1998 AND 1999
         AND THE THREE MONTHS ENDED AUGUST 31, 1999 (UNAUDITED) AND 1998

                                      FOR THE YEARS ENDED MAY 31,                                              AUGUST 31,
                               ---------------------------------------                                 --------------------------
                                  1995         1996            1997          1998           1999           1999           1998
                               ----------    --------       ----------    ----------     ----------    -----------     ----------
Per Share Data
Investment Income             $      1.83    $   1.88       $     0.79    $     1.13     $     1.34    $      0.32     $     0.33
Investment Expenses                 (1.21)      (1.17)           (0.46)        (0.66)         (0.88)         (0.21)         (0.22)
                               ----------    --------       ----------    ----------     ----------    -----------     ----------
Net Investment Income                0.62        0.71             0.33          0.47           0.46           0.11           0.11
Net Realized and Unrealized
  Gains and Losses on
  Securities                           --       (0.06)              --         (0.06)         (0.08)            --             --

Reduction Due to
  Stock Split                          --          --            (4.94)           --             --             --             --

Dividends - Common Stock            (0.54)      (0.54)           (0.22)        (0.44)         (0.33)            --             --
Dividends - Preferred Stock         (0.08)      (0.11)           (0.03)        (0.03)         (0.03)            --             --

Net Sale of Common Stock               --          --             2.40            --             --             --             --
                               ----------    --------       ----------    ----------     ----------    -----------     ----------
Net Increase/Decrease
  in Net Asset Value                   --          --            (2.46)        (0.06)          0.02           0.11           0.11
Net Asset Value - Beginning
  of Period                          5.78        5.78             5.78          3.32           3.26           3.28           3.26
                               ----------    --------       ----------    ----------     ----------    -----------     ----------
Net Asset Value - End of
  Year                         $     5.78    $   5.78(1)    $     3.32(1) $     3.26     $     3.28    $      3.39     $     3.37
                               ==========    ========       ==========    ==========     ==========    ===========     ==========

Net Asset Value - End of
  Year Excluding Retained
  Earnings                     $     5.75    $   5.75(1)    $     3.23(1) $     3.25     $     3.25    $      3.25     $     3.25
                               ==========    ========       ==========    ==========     ==========    ===========     ==========
Ratios
Ratio of Expenses to
  Average Net Assets                 20.9%       20.3%            14.3%         22.0%           7.9%           6.4%           6.4%
                               ==========    ========       ==========    ==========     ==========    ===========     ==========
Ratio of Net Income to
  Average Net Assets                 10.6%       11.2%            10.1%         12.4%          11.6%           3.5%           3.5%
                               ==========    ========       ==========    ==========     ==========    ===========     ==========

Weighted Average of Common
Shares Outstanding                548,344     548,344        1,627,318     2,172,688      2,172,688      2,172,688      2,172,688
                               ==========    ========       ==========    ==========     ==========    ===========     ==========

(1)  The net asset value includes the  unamortized  portion of the realized gain
     from  the  repurchase  of  three  3%  percent   preferred   stock  and  the
     undistributed retained earnings at the end of the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be used in conjunction with the Financial Statements and Notes therewith appearing in this report Form 10-Q and the Company's Annual Report for the year ended May 31, 1999.

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

Results of Operations For the Three Months ended August 31, 1999 and 1998

         Total investment income. The Company's investment income for the three months ended August 31, 1999 was $715,374 as compared to $722,514 for the period ending August 31, 1999. The decrease of $7,140 resulted from a decrease in the loan portfolio of $900,732 (a decrease of 3.7%).

Operating Expenses

Interest expense for the three month period ended August 31, 1999 decreased $14,488 ($323,137 from $337,625) over the similar quarter ended August 31, 1998. The Company paid off $750,000 in SBA subordinated debentures during the current period, which resulted in a lower period interest expense.

         Other operating expenses decreased by $7,125 when compared with the similar three month period ended August 31, 1999. The decrease was mainly due to decreases in dues, equipment rental and miscellaneous fees.

Statement of Financial Position

         Total assets and liabilities decreased by $396,513 as of August 31, 1999 when compared with the statement of financial position as of May 31, 1999. The decrease resulted from the repayment of $750,000 of SBA subordinated debentures, and the repayment of $900,732 of principal in the Company's loan portfolio. The reserves for bad debts were deemed to be adequate as of August 31, 1999. Accordingly, the Company did not take any additional bad debt charge-offs.

LIQUIDITY AND CAPITAL RESOURCES

         To date, the Company has funded its operations through capital contributions by its principal stockholders, public and private sales of its securities, the issuance to the SBA of its subordinated debentures and SBA 4% cumulative preferred stock, in order to make loans, increase its leverageable capital and pay its operating expenses.

         The Company's potential sources of liquidity are credit facilities with banks, fixed rate long-term subordinated debentures that are issued to the SBA and loan amortization and prepayments. The Company currently distributes at least 90% of its investment company taxable income; consequently, the Company primarily relies upon external sources of funds to finance growth. At August 31, 1999, the Company's $18,489,954 of debts consisted of $11,610,000 SBA subordinated debentures with fixed rates of interest with a weighted average of 6.93%, $1,410,000 of 4% cumulative preferred stock and a $10,000,000 short term bank line of credit, of which $5,000,000 is currently outstanding.

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

                                    PART II

Item 6.   Exhibits and Reports on Form 8-K.

(b) REPORTS ON FORM 8-K. The Registrant filed a Current Report on Form 8-K on August 19, 1999 disclosing the proposed merger with Medallion Financing Corp. (See Part I - Footnote 13).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  October 14, 1999              Freshstart Venture Capital Corp.



                                      By: /s/ ZINDEL ZELMANOVITCH
                                      -------------------------------------
                                      Zindel Zelmanovitch, Chief Executive,
                                      Financial and Accounting Officer