Form 10-Q
period 1999-11-30
FRESHSTART VENTURE CAPITAL CORP
filed 2000-01-14
CIK 818897

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ..................to ............................
Commission file number...................................................0-26214

                        FRESHSTART VENTURE CAPITAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               NEW YORK                               13-3134761
   ---------------------------------              -------------------
     (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)              Identification No.)

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

Yes [X]   No [ ]

         The number of shares of Common Stock, par value $.01 per share, outstanding as of January 14,
                                2000: 2,172,688

                                TABLE OF CONTENTS


Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Financial Position as of
  November 30, 1999 (unaudited) and May 31, 1999 .........................  2-3

Statements of Operations for the Three Months and Six Months
  Ended November 30, 1999 and 1998 (unaudited) ...........................   4

Statements of Stockholders' Equity for the Six Months
  Ended November 30, 1999 and 1998 (unaudited) ...........................   5

Statements of Cash Flows for the Six Months
  Ended November 30, 1999 and 1998 (unaudited) ...........................   6

Notes to the Financial Statements ........................................  7-13

Supplemental Schedules ...................................................   14

Per Share Data ...........................................................   15

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations .............................. 16-17

Signatures ...............................................................   18

Schedule 27 ..............................................................   19

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

The statement of financial position of the Company as of November 30, 1999, the related statements of operations, and cash flows for the six months ended November 30, 1999 and 1998 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended November 30, 1999 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1999 as filed with the Commission.

                        FRESHSTART VENTURE CAPITAL CORP.
                        STATEMENTS OF FINANCIAL POSITION

                                     ASSETS

                                                 (Unaudited)
                                                 November 30,          May 31,
                                                    1999                1999
                                                 ------------      ------------
Loans Receivable:
Long Term Portion (Notes 2 and 3)                $ 23,524,145      $ 25,123,632
Less:  Unrealized Depreciation on
  Loans Receivable (Note 3)                          (746,441)         (316,441)
                                                 ------------      ------------
                                                   22,777,704        24,807,191
Less:  Current Maturities - Loans Receivable       (3,416,656)       (3,768,545)
                                                 ------------      ------------

     Total Loans Receivable -
       Net of Current Maturities                   19,361,048        21,038,646
                                                 ------------      ------------

CURRENT ASSETS
Cash (Note 12)                                      1,303,397           814,340
Accrued Interest (Notes 2 and 3)                      331,642           308,897
Current Maturities - Loans Receivable               3,416,656         3,768,545
Prepaid Expenses and Other Assets                     249,667           305,423
                                                 ------------      ------------

     Total Current Assets                           5,301,362         5,197,205
                                                 ------------      ------------

Fixed Assets - Net of Accumulated Depreciation
  of $34,484 and $31,364
  respectively (Note 2)                                19,815            22,788
                                                 ------------      ------------

     Total Assets                                $ 24,682,225      $ 26,258,639
                                                 ============      ============

            See Accompanying Notes to Unaudited Financial Statements

                        FRESHSTART VENTURE CAPITAL CORP.
                        STATEMENTS OF FINANCIAL POSITION

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  (Unaudited)
                                                   November 30,       May 31,
                                                      1999              1999
                                                   ------------     -----------

 LONG TERM DEBT:
 Debentures Payable to SBA (Note 5)                $10,860,000      $12,360,000
 4% Cumulative, 15 Year Redeemable
   Preferred Stock (Note 6)                          1,410,000        1,410,000
                                                   -----------      -----------
      Total Long Term Debt                          12,270,000       13,770,000
                                                   -----------      -----------

 CURRENT LIABILITIES:
 Notes Payable - Bank                                5,000,000        5,000,000
 Accrued Interest                                      255,690          325,202
 Other Current Liabilities                              43,804           17,354
 Dividends Payable (Note 7)                             28,200           14,100
                                                   -----------      -----------
      Total Current Liabilities                      5,327,694        5,356,656
                                                   -----------      -----------

      Total Liabilities                             17,597,694       19,126,656
                                                   -----------      -----------

 Commitments and Contingencies
   (Notes 11, 12 and 14)                                    --               --

 STOCKHOLDERS EQUITY:
 4% Cumulative, 15 Year Redeemable Preferred
   Stock- $1 Par Value; 10,000,000 Shares
   Authorized, 1,410,000 Shares Issued and
   Outstanding, (See Long Term Debt)                        --               --

 3% Cumulative Preferred Stock - $1 Par Value:
   No Shares Issued and Outstanding                         --               --

 Common Stock - $.01 Par Value: 3,000,000 Shares
   Authorized, 2,172,688 Shares Issued and
   Outstanding                                          21,726           21,726

 Additional Paid in Capital (Note 6)                 7,048,816        7,048,816
 Retained Earnings                                      13,989           61,441
 Restricted Capital - Realized Gain on
   Redemption (Note 6)                                      --               --
                                                   -----------      -----------
      Total Stockholders' Equity                     7,084,531        7,131,983
                                                   -----------      -----------
      Total Liabilities and Stockholders' Equity   $24,682,225      $26,258,639
                                                   ===========      ===========

Net Assets Per Share                               $      3.26      $      3.28
                                                   ===========      ===========

            See Accompanying Notes to Unaudited Financial Statements

                                 FRESHSTART VENTURE CAPITAL CORP.
                                     STATEMENTS OF OPERATIONS
                                           (UNAUDITED)


                                             Three Months Ended             Six Months Ended
                                                November 30,                  November 30,
                                         --------------------------   --------------------------
                                           1999            1998          1999            1998
                                         -----------    -----------   -----------    -----------
REVENUE:
Interest Earned on
  Outstanding Receivables                $   663,655    $   737,201   $ 1,377,644    $ 1,456,403
Interest Income - Idle Funds                   6,720          2,719         8,105          6,031
                                         -----------    -----------   -----------    -----------
     Total Revenue (Note 2)                  670,375        739,920     1,385,749      1,462,434
                                         -----------    -----------   -----------    -----------

EXPENSES:
Interest (Notes 4 and 5)                     289,812        342,798       622,063        680,423
Professional Fees                             24,141         66,669        76,079         89,779
Officers' Salaries (Notes 9 and 10)           30,405         30,405        60,810         60,810
Other Salaries (Note 9)                       12,263          9,806        23,691         20,520
Other Operating Expenses                      40,342         21,578        78,854         73,215
Pension Expense (Note 8)                       3,731          3,510         7,031          7,610
Depreciation and Amortization (Note 2)        28,827         10,613        21,200         21,228
                                         -----------    -----------   -----------    -----------
     Total Expenses                          429,521        485,379       889,728        953,585
                                         -----------    -----------   -----------    -----------

Net Investment Income                        240,854        254,541       496,021        508,849
Unrealized Depreciation in Value of
  Investments (Notes 2 and 3)               (448,351)            --      (448,351)            --
                                         -----------    -----------   -----------    -----------
                                            (207,497)       254,541        47,670        508,849
PROVISION FOR TAXES:
Current Income Taxes (Note 2)                    854             --         1,732            680
                                         -----------    -----------   -----------    -----------
     Net Income                          $  (208,351)   $   254,541   $    45,938    $   508,169
                                         ===========    ===========   ===========    ===========

Earnings Per Share of Common Stock
  (Note 2)                               $     (0.10)   $      0.10   $      0.01    $      0.21
                                         ===========    ===========   ===========    ===========

Dividends Paid Per Share
  of Common Stock                        $      0.03    $      11.5   $      0.03    $      0.23
                                         ===========    ===========   ===========    ===========

Weighted Average Shares of Common
  Stock Outstanding                        2,172,688      2,172,688     2,172,688      2,172,688
                                         ===========    ===========   ===========    ===========

                     See Accompanying Notes to Unaudited Financial Statements

                     FRESHSTART VENTURE CAPITAL CORP.
                    STATEMENTS OF STOCKHOLDERS' EQUITY
                                (UNAUDITED)


                                                  Six Months Ended
                                                    November 30,
                                           ------------------------------
                                              1999                1998
                                           -----------        -----------
4% Cumulative, 15 Year Redeemable
  Preferred Stock - $1 Par Value:
  10,000,000 Shares Authorized,
  1,410,000 Shares Issued and
  Outstanding (See Long Term Debt)                  --                 --
                                           -----------        -----------

Common Stock - $.01 Par Value:
  3,000,000 Shares Authorized, 2,172,688
  Shares Issued and Outstanding                 21,726             21,726
                                           -----------        -----------

Additional Paid in Capital -
  Beginning of Period                        7,048,816          7,048,816
Amortization of Restricted
  Capital (Note 6)                                  --                 --
                                           -----------        -----------

Balance, End of Period                       7,048,816          7,048,816
                                           -----------        -----------


Retained Earnings -
Beginning of Period                             61,441             22,205
Net Income                                      45,938            508,169
Dividends Paid and Accrued                     (93,390)          (527,922)
                                           -----------        -----------
     Balance, End of Period                     13,989              2,452
                                           -----------        -----------

     Total Stockholder's Equity            $ 7,084,531        $ 7,072,994
                                           ===========        ===========

         See Accompanying Notes to Unaudited Financial Statements

                     FRESHSTART VENTURE CAPITAL CORP.
                         STATEMENTS OF CASH FLOWS

                                                         Six Months Ended
                                                           November 30,
                                                   ---------------------------
                                                      1999             1998
                                                   -----------     -----------
CASH FLOWS PROVIDED (USED) BY
  OPERATING ACTIVITIES:
Net Income                                         $    45,938     $   508,169
Depreciation and Amortization Expense                   21,200          21,228
Increase in Unrealized Depreciation                    430,000
(Increase) in Accrued Interest                         (22,745)        (43,316)
Decrease (Increase) in Other Assets                     37,529           9,831
Increase in Accrued Liabilities                        (43,062)          6,588
Dividends Paid and Accrued                             (79,290)       (527,922)
                                                   -----------     -----------
Net Cash (Used) Provided By Operating Activities       389,570         (25,422)
                                                   -----------     -----------


CASH FLOWS PROVIDED (USED) BY
  INVESTING ACTIVITIES:
Increase in Loans Receivable                        (5,335,875)     (9,129,875)
Repayment of Loans Receivable                        4,411,185       4,927,584
Increase in Loan Participations                      3,700,000       5,294,611
Repayment of Loan Participations                    (1,175,823)     (1,556,020)
                                                   -----------     -----------
Net Cash (Used) By Investing Activities              1,599,487        (463,700)
                                                   -----------     -----------


CASH FLOWS (USED) PROVIDED BY
  FINANCING ACTIVITIES:
Acqisition of Fixed Assets                                  --          (7,500)
(Decrease) in Restricted Capital                            --              --
(Decrease) in Debentures Payable to SBA (Net)       (1,500,000)             --
Net Cash (Used) Provided by Financing Activities    (1,500,000)         (7,500)
                                                   -----------     -----------

Net Increase (Decrease) in Cash                        489,057        (496,622)

Cash Balance - Beginning of Period                     814,340       1,528,168
                                                   -----------     -----------
Cash Balance - End of Period                       $ 1,303,397     $ 1,031,546
                                                   ===========     ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest                                           $   665,333     $   665,333
                                                   -----------     -----------
Taxes                                              $       680     $       680
                                                   -----------     -----------

         See Accompanying Notes to Unaudited Financial Statements

                        FRESHSTART VENTURE CAPITAL CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                NOVEMBER 30, 1999


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

                  VALUATION OF LOANS AND INVESTMENTS

                  At November 30, 1999, the investment portfolio included investments totaling $23,524,145, whose values had been estimated by the Board of Directors in the absence of readily ascertainable market values. Accordingly, the Board of Directors has valued the investment portfolio based upon the cost of such investments, less a provision for loan losses. However, because of the inherent uncertainty of the valuation, the estimated values might otherwise be significantly higher or lower than values that would exist in a ready market for such loans, which market has not in the past and does not now exist. The provision for loan losses represents a good faith determination by the Board of Directors maintained at a level that, in its judgment, is adequate to absorb losses. The balance in the reserve account is adjusted periodically by the Board of Directors on the basis of the fair value of the collateral held and past loss experience. Approximately eighty-one (81%) percent of the Company's loan portfolio consists of loans made for the financing of taxicab medallions and related assets. The remaining portions of the loans are made to various small commercial enterprises. The Company's loans to small business concerns range up to approximately $250,000 in size, typically have a five to fifteen year maturity and bear interest at rated ranging from 8.38% to 18.0% per annum.

                  Substantially all loans are collateralized by either NYC taxi medallions or real estate and the personal guarantees of the individual owners.

                  DEFERRED DEBENTURE COSTS

                  SBA Debenture costs are amortized over ten years which represents the term of the SBA debentures.

                        FRESHSTART VENTURE CAPITAL CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                NOVEMBER 30, 1999


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

                        FRESHSTART VENTURE CAPITAL CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                NOVEMBER 30, 1999


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

NOTE 3            LOANS RECEIVABLE

                  The Company's loan portfolio includes participations with other lenders as presented in the following schedule. The following is a breakdown of the outstanding loans receivable:

                                                                  November, 1999
                                                                  --------------
                           Outstanding Loans                      $  39,399,777
                           Loan Participations                      (15,875,632)
                                                                  -------------
                           Net Loans Outstanding                  $  23,524,145
                                                                  =============

                  Loans on non-accrual status as of November 30, 1999 were approximately $1,367,589. Additionally, the cumulative amount of accrued interest income not recorded was $994,734 as of November 30, 1999.

                        FRESHSTART VENTURE CAPITAL CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                NOVEMBER 30, 1999


NOTE 3            LOANS RECEIVABLE
(Continued)
                  RECONCILIATION OF LOAN LOSS RESERVE

                  A reconciliation of loan loss reserve is as follows:

                                                               November 30, 1999
                                                               -----------------
                  Balance, Beginning                              $   316,441
                  Provision for Loan Losses                           448,351
                  Charge-Offs                                         (18,351)
                                                                  -----------
                  Balance, Ending                                 $   746,441
                                                                  ===========

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

NOTE 5            LONG TERM DEBT

                  The long-term debt to the SBA consisted of the following subordinated debentures as of November 30, 1998 and 1999 with interest payable semi-annually:

                       Maturity Date        First      Second        Face Amount
                       -------------        -----      ------        -----------

                      June 1, 2005          6.690%      6.690%       $   520,000
                      December 1, 2005      6.540%      6.540%           520,000
                      December 16, 2002     4.510%      7.510%         1,300,000
                      March 1, 2007         7.380%      7.380%         4,210,000
                      June 1, 2006          7.710%      7.710%           250,000
                      September 1, 2007     7.760%      7.760%         4,060,000
                                                                     -----------
                                                                     $10,860,000
                                                                     ===========

                  During the period ended May 31, 1998, the Company paid off $150,000 in subsidized debentures and sold an additional debenture for $4,060,000 due September 1, 2007 with interest and fees totaling 7.760% per annum.

                  Under the terms of the subordinated debentures, the Company may not repurchase or retire any of its capital stock or make any distributions to its stockholders other than dividends out of retained earnings without the prior written approval of the SBA. Effective September 2, 1999, the Company paid off $750,000 in subsidized debentures.

                        FRESHSTART VENTURE CAPITAL CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                NOVEMBER 30, 1999

NOTE 6            RESTRICTED CAPITAL - UNREALIZED GAIN ON REDEMPTION

                  REPURCHASE OF 3% PREFERRED STOCK

                  The Company and the SBA entered into a repurchase agreement dated May 10, 1993. Pursuant to the agreement, the Company repurchased all 1,520,000 shares of its $1 par value, 3 percent cumulative preferred stock from the SBA for a purchase price of $.36225670 per share, or an aggregate of $550,630. The repurchase price was at a substantial discount to the original sale price of the 3 percent preferred stock, which was sold to the SBA at par value or $1.00 per share. The full value of the discount aggregating $969,370 is included in paid-in-capital.

                  The Company issued the SBA a liquidating interest in a newly created restricted capital surplus account that was equal to the amount of the repurchase discount. This repurchase discount was amortized over a sixty month period and was fully amortized as of May 31, 1998.

NOTE 7            DIVIDENDS

                  Dividends paid to the SBA for the six months ended November 30, 1999 were $28,200.

NOTE 8            MONEY PURCHASE PLAN

                  Effective for the fiscal year ending May 31, 1989 the Company initiated a defined contribution pension plan. The eligibility requirements for participation in the plan are a minimum age of 21 years old and 24 months of continuous employment with the Company. Contributions are currently limited to ten percent of each participants compensation. The provision made for the six months ended November 30, 1999 and 1998 were $7,031 and $7,610 respectively. All contributions to the plan have been funded on a current basis.

NOTE 9            MANAGEMENT FEES

                  The SBA approved the Company's total compensation of $225,000. Compensation is inclusive of officers' and staff salaries and pension contributions.

NOTE 10           RELATED PARTY TRANSACTION

                  Effective November 1, 1998, the Company entered into a lease agreement with a corporation whose shareholder is also a shareholder of the Company. Total rental expense under this lease was $14,883.

                  Certain officers and directors of the Company are also shareholders of the Company. Officers' salaries are set by the Board of Directors and are also subject to maximum compensation set by the SBA. For the six months ended November 30, 1999 and 1998 officers' salaries, including pension contributions, were $66,891.

NOTE 11           SIGNIFICANT CONCENTRATION OF CREDIT RISK

                  Approximately eighty-one (81%) percent of the Company's loan portfolio consists of loans made for the financing and purchase of New York City taxicab medallions and related assets.

                        FRESHSTART VENTURE CAPITAL CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                NOVEMBER 30, 1999

NOTE 12           FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISKS

                  The Company maintained approximately $1,205,987 in one bank in excess of amounts that would be insured by the Federal Depository Insurance Corporation. Management of the Company feels that the bank is well capitalized under FDIC guidelines.

NOTE 13           MERGER

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

                  The fair value of financial instruments that are short-term or reprice frequently and have a history of negligible credit losses is considered to approximate their carrying value. Those instruments include balances recorded in the following captions:

                           ASSETS                          LIABILITIES
                  ---------------------------      -----------------------------
                  Cash                             Notes Payable to Banks
                  Accrued Interest Receivable      Debentures Payable to SBA
                                                   4% Cumulative Preferred Stock

                        FRESHSTART VENTURE CAPITAL CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                NOVEMBER 30, 1999

NOTE 15           COMMITMENTS AND CONTINGENCIES

                  Effective November 1, 1998, the Company entered into a five year lease agreement expiring November 30, 2003, with a minimum rental of $2,331 plus 15% of the total expense for the entire building. The minimum future rental throughout the lease term shall be as follows:

                           November 30, 1999 through May 31, 2000      $  13,619
                           June 1, 2000 through November 30, 2003         97,872
                                                                       ---------

                                    Total future minimum rental        $ 111,491
                                                                       =========

NOTE 16           SUBSEQUENT EVENTS

                  On November 30, 1999 the Company declared and paid dividends of $.03 per share to shareholders of record on November 30, 1999. The total dividends aggregated $65,190. Additionally, for the three months ending November 30, 1999, the Company paid $14,100 to the SBA on its 4% preferred stock outstanding.

                                   FRESHSTART VENTURE CAPITAL CORP.
                                        SUPPLEMENTAL SCHEDULES
                                           NOVEMBER 30, 1999

                                     SCHEDULE I - LOANS RECEIVABLE

                                                                                         Balance
                               Number of                                               Outstanding
     Type of Loan                Loans        Interest Rate       Maturity Date     November 30, 1999
     ------------              ---------      -------------       -------------     -----------------
NYC Taxi Medallion                   189       8.00% - 18.00%       1 - 7 years        $ 18,942,989
Services                               3      13.90% - 16.00%       1 - 7 years             475,436
Auto Repair Service                    6       9.38% - 15.00%       1 - 4 years             678,611
Renovation and Construction            1               10.50%           5 years             134,852
Retail Establishment                   4      11.25% - 13.00%       1 - 4 years             353,992
Restaurant                             7      11.00% - 18.00%            1 year           1,048,081
Gasoline Service Station               4      11.50% - 15.00%            1 year             316,401
Manufacturing                          1               15.00%            1 year             151,572
Laundromat and Dry Cleaners           14      11.00% - 15.00%       1 - 4 years           1,316,093
Medical Offices                        2      11.00% - 11.63%       1 - 3 years             106,118
                                --------                                               ------------

     TOTAL                           231                                               $ 23,524,145
                                ========                                               ============

Substantially all of the above loans are collateralized by either New York City taxi medallions or real estate holdings.

                      SCHEDULE VII - SHORT TERM BORROWINGS

Short term borrowing activities for the periods presented were as follows:

                                              Weighted
                            Balance            Average          Maximum Amount       Average Amount
Category of                 End of            Interest           Outstanding          Outstanding
Borrowing                   Period              Rate            During Period      During Period (1)
----------                  -------           --------          --------------     -----------------
May 31, 1999 (2)           $ 5,000,000          7.00%            $ 5,000,000           $ 5,000,000
November 30, 1998          $ 5,000,000          7.44%            $ 5,000,000           $ 5,000,000
November 30, 1999          $ 5,000,000          7.02%            $ 5,000,000           $ 5,000,000

(1) Computed based on weighted average of amount outstanding during the period.

(2) The Company did not renew its Line of Credit.

                        FRESHSTART VENTURE CAPITAL CORP.
                            SUPPLEMENTARY INFORMATION
                       SELECTED PER SHARE DATA AND RATIOS
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 1999 AND 1998

                                          For the Six Months Ended
                                               November 30,
                                      ------------------------------
                                          1999               1998
                                      ------------      ------------
Per Share Data
Investment Income                     $       0.64      $       0.67
Investment Expenses                           0.41             (0.44)
                                      ------------      ------------

Net Investment Income                         0.23              0.23

Net Realized and Unrealized
  Gains and Losses on
  Securities                                 (0.21)               --

Dividends - Common Stock                     (0.03)            (0.23)
Dividends - Preferred Stock                  (0.01)            (0.01)
                                      ------------      ------------

Net Increase/Decrease
  in Net Asset Value                         (0.02)            -0.01
Net Asset Value - Beginning
  of Period                           $       3.28      $       3.26

Net Asset Value - End of
  Year                                $       3.26(1)   $       3.25(1)
                                      ============      ============

Net Asset Value - End of
  Year Excluding Retained
  Earnings (2)                        $       3.25(1)   $       3.25(1)
                                      ============      ============

Ratios
RATIO OF EXPENSES TO
  Average Net Assets                         18.85%            13.47%
                                      ============      ============

Ratio of Net Income to
  Average Net Assets                          0.65%             7.17%
                                      ============      ============

Weighted Average of Common
Shares Outstanding                       2,172,688         2,172,688
                                      ============      ============

(1) The net asset value includes the realized gain from the repurchase of three percent stock and the undistributed retained earnings at the end of the period.

(2)  Excluded undistributed retained earnings at the end of the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be used in conjunction with the Financial Statements and Notes therewith appearing in this report on Form 10-Q and the Company's Annual Report for the year ended May 31, 1999.

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

Results of Operations For the Six Months ended November 30, 1999 and 1998

         Total investment income. The Company's investment income for the six months ended November 30, 1999 was $1,385,749 as compared to $1,462,434 for the period ending November 30, 1998. The decrease of $76,685 (a decrease of 5.24%) resulted from a decrease in the loan portfolio of $1,599,476 (a decrease of 6.4%).

Operating Expenses

         Interest expense for the six month period ended November 30, 1999 decreased by $58,360 ($622,063 from $680,423) over the similar period ended
November 30, 1998. The Company paid off $1,500,000 in SBA subordinated debentures during the current period, which resulted in a lower period interest rate.

         Other operating expenses decreased by $5,497 when compared with the similar six month period ended November 30, 1998. The decrease was mainly due to decreases in dues, equipment rental and miscellaneous feed. The Management of the Company reviewed its loan portfolio as of November 30, 1999, and based on such review, the provision for bad debt was increased by $430,000. Accordingly, the reserve for bad debt was increased to $746,441 from $316,441.

Statement of Financial Position

         Total assets and liabilities decreased by $1,576,414 as of November 30, 1999 when compared with the statement of financial position as of May 31, 1998. The decrease consisted of paying off two SBA debentures aggregating $1,500,000, and a decrease in the loan portfolio of $1,599,487. The reserves for bad debts were increased by $430,000 as of November 30, 1999 and were deemed to be adequate as of November 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         To date, the Company has funded its operations through capital contributions by its principal stockholders, public and private sales of its securities, the issuance to the SBA of its subordinated debentures and SBA 4% cumulative preferred stock, in order to make loans, increase its leverageable capital and pay its operating expenses.

         The Company's potential sources of liquidity are credit facilities with banks, fixed rate long-term subordinated debentures that are issued to the SBA and loan amortization and prepayments. The Company currently distributes at least 90% of its investment company taxable income; consequently, the Company primarily relies upon external sources of funds to finance growth. At November 30, 1999, the Company's $17,597,644 of debts consisted of $10,860,000 SBA subordinated debentures with fixed rates of interest with a weighted average of 6.93%, $1,410,000 of 4% cumulative preferred stock and a $5,000,000 short term bank line of credit.

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

Dated:  January 14, 2000          Freshstart Venture Capital Corp.



                                  By:  /s/ ZINDEL ZELMANOVITCH
                                       -----------------------------------------
                                           Zindel Zelmanovitch, Chief Executive,
                                           Financial and Accounting Officer