Form 10-Q
period 2000-02-29
FRESHSTART VENTURE CAPITAL CORP
filed 2000-04-14
CIK 818897

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q
                                    ---------


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ..................to ............................
Commission file number.....................................0-26214

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

Yes. .[X].   No. . . .


    The number of shares of Common Stock, par value $.01 per share, outstanding as of February 29 2000: 2,172,688

                              TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Financial Position as of
  February 29, 2000 (unaudited) and May 31, 1999........................... 2-3

Statements of Operations for the Three Months
  and Nine Months Ended February 29, 2000 and
  February 28, 1999(unaudited)................................................4

Statements of Stockholders' Equity for the Nine
  Months Ended February 29, 2000 and February
  28, 1999 (unaudited)........................................................5

Statements of Cash Flows for Nine Months
  Ended February 29, 2000 and February 28,
  1999 (unaudited)............................................................6

Notes to the Financial Statements..........................................7-13

Supplemental Schedules.......................................................14

Per Share Data...............................................................15

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations...........................16-17

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ...................................18

Signatures...................................................................19

Schedule 27 .................................................................20

                                    PART I
                            FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

The statement of financial position of the Company as of February 29, 2000, the related statements of operations, and cash flows for the nine months ended February 29, 2000 and February 28, 1999 included in Item 1 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended February 29, 2000 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1999 as filed with the Commission.

                        FRESHSTART VENTURE CAPITAL CORP.
                        STATEMENTS OF FINANCIAL POSITION

                                     ASSETS

                                                     February 29,           May 31,
                                                        2000                 1999
                                                     -----------         -----------
                                                     (Unaudited)
Loans Receivable:
Long Term Portion (Notes 2 and 3)                    $21,720,787         $25,123,632
Less:  Unrealized Depreciation on
  Loans Receivable (Note 3)                             (816,441)           (316,441)
                                                     -----------         -----------
                                                      20,904,346          24,807,191
Less:  Current Maturities - Loans Receivable          (3,258,118)         (3,768,545)
                                                     -----------         -----------

     Total Loans Receivable -
       Net of Current Maturities                      17,646,228          21,038,646
                                                     -----------         -----------

CURRENT ASSETS

Cash (Note 12)                                         1,453,685             814,340
Accrued Interest (Notes 2 and 3)                         288,037             308,897
Current Maturities - Loans Receivable                  3,258,118           3,768,545
Prepaid Expenses and Other Assets                        264,129             305,423
                                                     -----------         -----------

     Total Current Assets                              5,263,969           5,197,205
                                                     -----------         -----------

Fixed Assets - Net of Accumulated Depreciation

  of $38,447 and $31,364
  respectively (Note 2)                                   19,360              22,788
                                                    ------------         -----------
     Total Assets                                    $22,929,557         $26,258,639
                                                    ============         ===========

            See Accompanying Notes to Unaudited Financial Statements

                             FRESHSTART VENTURE CAPITAL CORP.
                             STATEMENTS OF FINANCIAL POSITION

                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          February 29,          May 31,
                                                             2000                1999
                                                         -------------       -------------
                                                          (Unaudited)
 LONG TERM DEBT:
 Debentures Payable to SBA (Note 5)                      $ 10,860,000        $ 12,360,000
 4% Cumulative, 15 Year Redeemable
   Preferred Stock (Note 6)                                 1,410,000           1,410,000
                                                         ------------        ------------
      Total Long Term Debt                                 12,270,000          13,770,000
                                                         ------------        ------------

 CURRENT LIABILITIES:
 Notes Payable - Bank                                       3,000,000           5,000,000
 Accrued Interest                                             375,142             325,202
 Other Current Liabilities                                     50,051              17,354
 Dividends Payable (Note 7)                                        --              14,100
                                                         ------------        ------------
      Total Current Liabilities                             3,425,193           5,356,656
                                                         ------------        ------------

      Total Liabilities                                    15,695,193          19,126,656
                                                         ------------        ------------

 Commitments and Contingencies
   (Notes 11, 12 and 14)                                           --                  --

 STOCKHOLDERS EQUITY:
 4% Cumulative, 15 Year Redeemable Preferred
   Stock- $1 Par Value; 10,000,000 Shares
   Authorized, 1,410,000 Shares Issued and

   Outstanding, (See Long Term Debt)                               --                  --

 3% Cumulative Preferred Stock - $1 Par Value:
   No Shares Issued and Outstanding                                --                  --

 Common Stock - $.01 Par Value: 3,000,000 Shares
   Authorized, 2,172,688 Shares Issued and

   Outstanding                                                 21,726              21,726

 Additional Paid in Capital (Note 6)                        7,048,816           7,048,816
 Retained Earnings                                            163,822              61,441
 Restricted Capital - Realized Gain on
   Redemption (Note 6)                                             --                  --
                                                                   --                  --
      Total Stockholders' Equity                            7,234,364           7,131,983
                                                         ------------        ------------
      Total Liabilities and Stockholders' Equity         $ 22,929,557        $ 26,258,639
                                                         ============        ============

Net Assets Per Share                                     $       3.33        $       3.28
                                                         ============        ============

                 See Accompanying Notes to Unaudited Financial Statements

                                 FRESHSTART VENTURE CAPITAL CORP.
                                     STATEMENTS OF OPERATIONS
                                            (UNAUDITED)

                                              Three Months Ended           Nine Months Ended
                                                  February,                     February,
                                         --------------------------    --------------------------
                                             2000           1999          2000            1999
                                         -----------    -----------    -----------    -----------
REVENUE:
Interest Earned on
  Outstanding Receivables                $   769,372    $   692,220    $ 2,147,016    $ 2,148,623
Interest Income - Idle Funds                  10,258          3,544         18,363          9,575
                                         -----------    -----------    -----------    -----------
     Total Revenue (Note 2)                  779,630        695,764      2,165,379      2,158,198
                                         -----------    -----------    -----------    -----------

EXPENSES:

Interest (Notes 4 and 5)                     309,344        335,378        931,407      1,015,801
Professional Fees                             67,063         68,097        143,142        157,876
Officers' Salaries (Notes 9 and 10)           30,405         30,405         91,215         91,215
Other Salaries (Note 9)                       13,914         12,835         37,605         33,355
Other Operating Expenses                      45,642         52,198        124,496        125,413
Pension Expense (Note 8)                       3,700          3,371         10,731         10,981
Depreciation and Amortization (Note 2)        10,294         10,614         31,494         31,842
                                         -----------    -----------    -----------    -----------
     Total Expenses                          480,362        512,898      1,370,090      1,466,483
                                         -----------    -----------    -----------    -----------

Net Investment Income                        299,268        182,866        795,289        691,715
Unrealized Depreciation in Value of

  Investments (Notes 2 and 3)                (70,000)            --       (518,351)            --
                                         -----------    -----------    -----------    -----------
                                             229,268        182,866        276,938        691,715
PROVISION FOR TAXES:
Current Income Taxes (Note 2)                   (154)           (77)        (1,886)          (757)
                                         -----------    -----------    -----------    -----------
     Net Income                          $   229,114    $   182,789    $   275,052    $   690,958
                                         ===========    ===========    ===========    ===========

Earnings Per Share of Common Stock

  (Note 2)                               $      0.10    $      0.06    $      0.11    $      0.29
                                         ===========    ===========    ===========    ===========
Dividends Paid Per Share
  of Common Stock                        $     0.030    $     0.115    $      0.06    $      0.35
                                         ===========    ===========    ===========    ===========
Weighted Average Shares of Common          2,172,688      2,172,688      2,172,688      2,172,688
                                         ===========    ===========    ===========    ===========
  Stock Outstanding

                     See Accompanying Notes to Unaudited Financial Statements

                        FRESHSTART VENTURE CAPITAL CORP.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                               Nine Months Ended
                                                   February,
                                           ----------------------------
                                               2000            1999
                                           ------------    ------------
4% Cumulative, 15 Year Redeemable

  Preferred Stock - $1 Par Value:
  10,000,000 Shares Authorized,
  1,410,000 Shares Issued and

  Outstanding (See Long Term Debt)

Common Stock - $.01 Par Value:
  3,000,000 Shares Authorized, 2,172,688
  Shares Issued and Outstanding                 21,726         21,726
                                           -----------    -----------
Additional Paid in Capital -
  Beginning of Period                        7,048,816      7,048,816
Amortization of Restricted

  Capital (Note 6)                                  --             --
                                           -----------    -----------
Balance, End of Period                       7,048,816      7,048,816
                                           -----------    -----------
Retained Earnings -
Beginning of Period                             61,441         22,205
Net Income                                     275,052        690,958
Dividends Paid and Accrued                    (172,671)      (791,883)
                                           -----------    -----------
     Balance, End of Period                    163,822        (78,720)
                                           -----------    -----------
     Total Stockholder's Equity            $ 7,234,364    $ 6,991,822
                                           ===========    ===========

            See Accompanying Notes to Unaudited Financial Statements

                                FRESHSTART VENTURE CAPITAL CORP.
                                    STATEMENTS OF CASH FLOWS

                                                                      Nine Months Ended
                                                                          February,
                                                                  --------------------------
                                                                      2000           1999
                                                                  -----------    -----------
CASH FLOWS PROVIDED (USED) BY
  OPERATING ACTIVITIES:
Net Income                                                        $   275,052    $   690,958
Depreciation and Amortization Expense                                  31,494         31,842
Increase in Unrealized Depreciation                                   500,000             --
(Increase) in Accrued Interest                                         20,860        (80,727)
Decrease (Increase) in Other Assets                                    13,228         19,477
Increase in Accrued Liabilities                                        82,637        125,393
Dividends Paid and Accrued                                           (186,771)      (791,883)
                                                                  -----------    -----------
Net Cash (Used) Provided By Operating Activities                      736,500         (4,940)
                                                                  -----------    -----------

CASH FLOWS PROVIDED (USED) BY
  INVESTING ACTIVITIES:
Net (Decrease) Increase in Loans Receivable                         3,402,845       (570,869)
                                                                  -----------    -----------
Net Cash (Used) By Investing Activities                             3,402,845       (570,869)
                                                                  -----------    -----------

CASH FLOWS (USED) PROVIDED BY
  FINANCING ACTIVITIES:
Acquisition of Fixed Assets                                                --        (15,000)
Repayment of Bank Line of Credit                                   (2,000,000)            --
(Decrease) in Debentures Payable to SBA (Net)                      (1,500,000)            --
                                                                  -----------    -----------
Net Cash (Used) Provided by Financing Activities                   (3,500,000)       (15,000)
                                                                  -----------    -----------
Net Increase (Decrease) in Cash                                       639,345       (590,809)
Cash Balance - Beginning of Period                                    814,340      1,528,168
                                                                  -----------    -----------
Cash Balance - End of Period                                      $ 1,453,685    $   937,359
                                                                  ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest                                                          $   881,467    $   665,333
                                                                  -----------    -----------
Taxes                                                             $    (1,886)   $       680
                                                                  -----------    -----------

            See Accompanying Notes to Unaudited Financial Statements

                        FRESHSTART VENTURE CAPITAL CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000

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

           VALUATION OF LOANS AND INVESTMENTS

           At February 29, 2000, the investment portfolio included net investments totaling $20,904,346, whose values had been estimated by the Board of Directors in the absence of readily ascertainable market values. Accordingly, the Board of Directors has valued the investment portfolio based upon the cost of such investments, less a provision for loan losses. However, because of the inherent uncertainty of the valuation, the estimated values might otherwise be significantly higher or lower than values that would exist in a ready market for such loans, which market has not in the past and does not now exist. The provision for loan losses represents a good faith determination by the Board of Directors maintained at a level that, in its judgment, is adequate to absorb losses. The balance in the reserve account is adjusted periodically by the Board of Directors on the basis of the fair value of the collateral held and past loss experience. Approximately eighty-three (83%) percent of the Company's loan portfolio consists of loans made for the financing of taxicab medallions and related assets. The remaining portions of the loans are made to various small commercial enterprises. The Company's loans to small business concerns range up to approximately $250,000 in size, typically have a five to fifteen year maturity and bear interest at rated ranging from 8.00% to 18.0% per annum.

           Substantially all loans are collateralized by either NYC taxi medallions or real estate and the personal guarantees of the individual owners.

           DEFERRED DEBENTURE COSTS

           SBA Debenture costs are amortized over ten years which represents the term of the SBA debentures.

                        FRESHSTART VENTURE CAPITAL CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000


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

                       FRESHSTART VENTURE CAPITAL CORP.
                      NOTES TO THE FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000

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

NOTE 3     LOANS RECEIVABLE

           The Company's loan portfolio includes participations with other lenders as presented in the following schedule. The following is a breakdown of the outstanding loans receivable:

                                             February 29, 2000
                                             -----------------

                Outstanding Loans               $38,814,777
                Participations Loan              17,093,990
                                                -----------
                Net Loans Outstanding           $21,720,787
                                                ===========


           Loans on non-accrual status as of February 29, 2000 were approximately $1,367,589. Additionally, the cumulative amount of accrued interest income not recorded was $1,034,734 as of February 29, 2000.

                        FRESHSTART VENTURE CAPITAL CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000

NOTE 3     LOANS RECEIVABLE
           (Continued)

           RECONCILIATION OF LOAN LOSS RESERVE

           A reconciliation of loan loss reserve is as follows:


                                             February 29, 2000
                                             -----------------
            Balance, Beginning                  $  316,441
            Provision for Loan                     518,351
            Losses
            Charge-Offs                            (18,351)
                                                ----------
            Balance, Ending                     $  816,441
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

NOTE 5      LONG TERM DEBT

            The long-term debt to the SBA consisted of the following subordinated debentures as of February 28, 1999 and February 29, 2000 with interest payable semi-annually:

            MATURITY DATE        FIRST SECOND     FACE AMOUNT

            June 1, 2005         6.690%6.690%    $  520,000
            December 1, 2005     6.540%6.540%       520,000
            December 16,2002     4.510%7.510%     1,300,000
            March 1, 2007        7.380%7.380%     4,210,000
            June 1, 2006         7.710%7.710%       250,000
            September 1, 2007    7.760%7.760%     4,060,000
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

                        FRESHSTART VENTURE CAPITAL CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000

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

NOTE 7     DIVIDENDS

           Dividedends paid to the SBA for the nine months ended February 29, 2000 were $56,400.

NOTE 8     MONEY PURCHASE PLAN

           Effective for the fiscal year ending May 31, 1989 the Company initiated a defined contribution pension plan. The eligibility requirements for participation in the plan are a minimum age of 21 years old and 24 months of continuous employment with the Company. Contributions are currently limited to ten percent of each participants compensation. The provision made for the nine months ended February 29, 2000 and February 28, 1999 were $10,731 and $10,981 respectively. All contributions to the plan have been funded on a current basis.

NOTE 9     MANAGEMENT FEES

           The SBA approved the Company's total compensation of $225,000. Compensation is inclusive of officers' and staff salaries and pension contributions.

NOTE 10    RELATED PARTY TRANSACTION

           Effective November 1, 1998, the Company entered into a lease agreement with a corporation whose shareholder is also a shareholder of the Company. Total rental expense under this lease was $22,430.

           Certain officers and directors of the Company are also shareholders of the Company. Officers' salaries are set by the Board of Directors and are also subject to maximum compensation set by the SBA. For the nine months ended February 29, 2000 and February 28, 1999 officers' salaries, including pension contributions, were $100,333 and $100,333, respectively.

NOTE 11    SIGNIFICANT CONCENTRATION OF CREDIT RISK

           Approximately eighty-three (83%) percent of the Company's loan portfolio consists of loans made for the financing and purchase of New York City taxicab medallions and related assets.

                        FRESHSTART VENTURE CAPITAL CORP.
                        NOTES TO THE FINANCIAL STATEMENTS

                                FEBRUARY 29, 2000

NOTE 12    FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISKS

           The Company maintained approximately $947,269 in one bank in excess of amounts that would be insured by the Federal Depository Insurance Corporation. Management of the Company feels that the bank is well capitalized under FDIC guidelines.

NOTE 13    MERGER

           On December 22, 1999, an Agreement and Plan of Merger (the "Merger Agreement") was executed by and among Medallion Financial Corp. ("Medallion"), FS Merger Corp., a wholly owned subsidiary of Medallion ("Merger Corp."), and the Company. Under the terms and subject to the satisfaction of certain conditions contained in the Merger Agreement, it is anticipated that Merger Corp. will merge with and into the Company (the "Merger") and that the Company will become a wholly-owned subsidiary of Medallion. Following the satisfaction of pre-closing conditions, including the approval the shareholders of the Company and regulatory approval, it is expected that the closing of the Merger will occur during the first half of 2000.

           The Merger Agreement contemplates the issuance of shares of common stock of Medallion as consideration for the surrender and exchange of the outstanding shares of common stock of the Company. The number of shares to be issued by Medallion as the merger consideration is dependent upon the market price of Medallion common stock at the time of closing the Merger. If the fair market value of Medallion common stock is less than $16.00 per share, then each outstanding share of Company common stock will receive a fraction of a share of Medallion common stock having a fair market value equal to $4.025. If the market price of Medallion common stock is greater than $27.51 per share, then each outstanding share of Company common stock will receive a fraction of a share of Medallion common stock having a fair market equal to $4.875. If the market price of Medallion common stock is between $16.01 and $27.50 per share, then each outstanding share of Company common stock will receive a fraction of a share of Medallion common stock having a fair market value ranging between $4.125 and $4.625. If the fair market price of the Medallion common stock is less than $12.00 per share, Medallion has the right to terminate the Merger Agreement. The Merger Agreement contains other customary terms and provisions, including representations, warranties, covenants and conditions. The Merger Agreement contemplates that the Merger will be accounted for under the pooling method of accounting.

           In addition, Zindel Zelmanovitch, the President and a director of the Company, and Neil Greenbaum, the Secretary and a director of the Company, executed a Voting Agreement pursuant to which Messrs. Zelmanovich and Greenbaum agreed, among other things, to vote the shares of the Company beneficially owned by them in favor of the Merger.

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

                        FRESHSTART VENTURE CAPITAL CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                FEBRUARY 29, 2000

NOTE 14    FAIR VALUE OF FINANCIAL INSTRUMENTS
           (Continued)

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

           The fair value of financial instruments that are short-term or reprice frequently and have a history of negligible credit losses is considered to approximate their carrying value. Those instruments include balances recorded in the following captions:

                     ASSETS                           LIABILITIES
           ---------------------------    -----------------------------------

           Cash                           Notes Payable to Banks
           Accrued Interest Receivable    Debentures Payable to SBA
                                          4% Cumulative Preferred Stock


NOTE 15    COMMITMENTS AND CONTINGENCIES

           Effective November 1, 1998, the Company entered into a five year lease agreement expiring November 30, 2003, with a minimum rental of $2,331 plus 15% of the total expense for the entire building. The minimum future rental throughout the lease term shall be as follows:

                March 31, 2000 through May 31, 2000           $    6,626
                June 1, 2000 through November 30, 2003            97,872
                                                              ----------

                     Total future minimum rental              $  104,498
                                                              ==========

NOTE 16    SUBSEQUENT EVENTS

           On February 29, 2000 the Company declared dividends of $.03 per share to shareholders of record on February 29, 2000. The total dividends paid on March 10, 2000 aggregated $65,190.

                        FRESHSTART VENTURE CAPITAL CORP.
                             SUPPLEMENTAL SCHEDULES

                                FEBRUARY 29, 2000

                          SCHEDULE I - LOANS RECEIVABLE

                                                                                 Balance
                              Number of                                        Outstanding
   Type of Loan                 Loans     Interest Rate     Maturity Date   February 29, 2000
  --------------              ---------  --------------     -------------   -----------------
NYC Taxi Medallion               189      8.00% - 18.00%     1 - 7 years    $18,060,492
Services                           3     13.90% - 16.00%     1 - 7 years        457,441
Auto Repair Service                7      9.38% - 15.00%     1 - 4 years        482,004
Renovation and Construction        1              10.50%         5 years        134,852
Retail Establishment               4     11.25% - 13.00%     1 - 4 years        342,972
Restaurant                         7     11.00% - 18.00%         1 year         398,594
Gasoline Service Station           3     11.50% - 15.00%         1 year         505,292
Manufacturing                      1              15.00%         1 year         151,572
Laundromat and Dry Cleaners       14     11.00% - 15.00%     1 - 4 years      1,187,568
                             -------                                        -----------
     TOTAL                       229                                        $21,720,787
                             =======                                        ===========

Substantially all of the above loans are collateralized by either New York City taxi medallions or real estate holdings.

                      SCHEDULE VII - SHORT TERM BORROWINGS

Short term borrowing activities for the periods presented were as follows:

                                        Weighted
                         Balance         Average      Maximum Amount     Average Amount
Category of              End of         Interest       Outstanding         Outstanding
Borrowing                Period           Rate        During Period      During Period (1)
---------                ------           ----        -------------     -----------------
May 31, 1999 (2)      $ 5,000,000        7.00%         $ 5,000,000       $ 5,000,000
February 28, 1999     $ 5,000,000        7.44%         $ 5,000,000       $ 5,000,000
February 29, 2000     $ 3,000,000        7.24%         $ 5,000,000       $ 4,888,888

(1) Computed based on weighted average of amount outstanding during the period.

(2) The Company did not renew its Line of Credit.

                        FRESHSTART VENTURE CAPITAL CORP.
                            SUPPLEMENTARY INFORMATION
                       SELECTED PER SHARE DATA AND RATIOS
        FOR THE NINE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999


                                             For the Nine Months Ended
                                               February 29, and 28
                                          -------------------------------
                                            2000                   1999
                                          ---------             ---------
Per Share Data

Investment Income                         $    1.00             $    0.99
Investment Expenses                           (0.63)                (0.68)
                                          ---------             ---------
Net Investment Income                          0.37                  0.31
Net Realized and Unrealized
  Gains and Losses on
  Securities                                  (0.24)                   --
Dividends - Common Stock                      (0.06)                (0.34)
Dividends - Preferred Stock                   (0.02)                (0.02)
                                          ---------             ---------
Net Increase/Decrease
  in Net Asset Value                           0.05                 (0.05)
Net Asset Value - Beginning
  of Period                               $    3.28             $    3.26
                                          =========             =========
Net Asset Value - End of

  Year                                    $    3.33(1)          $    3.21(1)
                                          =========             =========
Net Asset Value - End of
  Year Excluding Retained
  Earnings (2)                            $    3.25(1)          $    3.25(1)
                                          =========             =========
Ratios

Ratio of Expenses to
  Average Net Assets                          26.32%                20.83%
                                          =========             =========
Ratio of Net Income to

  Average Net Assets                           3.83%                 9.81%
                                          =========             =========

Weighted Average of Common
Shares Outstanding                        2,172,688             2,172,688
                                          =========             =========

(1) The net asset value includes the realized gain from the repurchase of three percent stock and the undistributed retained earnings at the end of the period.
(2)  Excluded undistributed retained earnings at the end of the period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be sued in conjunction with the Financial Statements and Notes therewith appearing in this report Form and the Company's Annual Report for the year ended May 31, 1999.

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

Results of Operations For the Nine Months ended February 29, 2000 and February 28, 1999

      Total investment income. The Company's investment income for the nine months ended February 29, 2000 was $2,165,379 as compared to $2,158,198 for the period ending February 28, 1999. Although the loan portfolio decreased, the Company collected interest on several of its delinquent loans. The expanded collection efforts on these loans resulted in a small increase in its investment income. The increase aggregated $7.181 (an increase of .03%).

Operating Expenses

      Interest expense for the nine-month period ended February 29, 2000 decreased by $84,394 ($931,407 from $1,015,801) over the similar period ended February 28, 1999. The Company paid off $1,500,000 in SBA subordinated debentures during the current period, and $2,000,000 on February 15, 2000 on its bank line of credit, which resulted in a lower period interest rate.

      Other operating expenses decreased by $11,401 when compared with the similar nine-month period ended February 28, 1999. The decrease was mainly due to decreases in dues, equipment rental and miscellaneous fees. The Management of the Company reviewed its loan portfolio as of February 29, 2000, and based on such review, the provision for bad debt was increased by $500,000. Accordingly, the reserve for bad debt was increased to $816,441 from $316,441.

Statement of Financial Position

      Total assets and liabilities decreased by $3,329,082 as of February 29, 2000 when compared with the statement of financial position as of May 31, 1999. The decrease consisted of paying off two SBA debentures aggregating $1,500,000, repayment of the bank line of credit in the amount of $2,000,000 and a decrease in the loan portfolio of $3,402,845. The reserves for bad debts were increased by $500,000 as of February 29, 2000 and were deemed to be adequate as of February 29, 2000.

LIQUIDITY AND CAPITAL RESOURCES

      To date, the Company has funded its operations through capital contributions by its principal stockholders, public and private sales of its securities, the issuance to the SBA of its subordinated debentures and SBA 4% cumulative preferred stock, in order to make loans, increase its leverageable capital and pay its operating expenses.

      The Company's potential sources of liquidity are credit facilities with banks, fixed rate long-term subordinated debentures that are issued to the SBA and loan amortization and prepayments. The Company currently distributes at least 90% of its investment company taxable income; consequently, the Company primarily relies upon external sources of funds to finance growth. At February 29, 2000, the Company's $15,695,193 of debts consisted of $10,860,000 SBA subordinated debentures with fixed rates of interest with a weighted average of 6.93%, $1,410,000 of 4% cumulative preferred stock and a $3,000,000 short term bank line of credit.

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

PART II - OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K


(b) REPORTS ON FORM 8-K. The Registrant filed a Current Report on Form 8-K on December 29, 1999, disclosing the Merger Agreement with Medallion (See Part I -
Note 13).

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 14, 2000            Freshstart Venture Capital Corp.



                                  BY:  /s/ ZINDEL ZELMANOVITCH
                                       -----------------------------------------
                                           Zindel Zelmanovitch, Chief Executive,
                                           Financial and Accounting Officer