Form 10-K
period 2000-05-31
FRESHSTART VENTURE CAPITAL CORP
filed 2000-09-13
CIK 818897

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

For the fiscal year ended May 31, 2000            Commission File Number 0-26214

                        FRESHSTART VENTURE CAPITAL CORP.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              New York                                      13-3134761
  ---------------------------------                     -------------------
    (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
  OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

24-25 Jackson Avenue, Long Island City, New York              11101
------------------------------------------------            ----------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:            (718) 361-9595
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:         None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                        Common Stock, par value $.01 per share

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 31, 2000 was approximately $4,740,852.

         The number of outstanding shares of the registrant's common stock as of July 31, 2000 was 2,172,688 shares.

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

         As an SSBIC, the Company's business is to provide loan financing to small and medium sized businesses at least 50% owned by persons who qualify under SBA regulations as socially or economically disadvantaged. The Company has in the past and intends to continue to make in the future a substantial portion of its loans to finance taxicab medallions, taxicabs and related assets, with the balance of its loans being made to other small business concerns. Taxi loans, which represented approximately 81.5% of the aggregate principal amount of the Company's loan portfolio as of May 31, 2000, are collateralized by taxicab medallions and related assets. The Company has had a very low delinquency rate with taxicab medallion loans and has never suffered a material loss in connection with such financings. Historically, the majority of the Company's taxicab medallion loans have been subordinate to loans by senior lenders. The balance of the Company's loan portfolio includes loans for the acquisition and/or operation of other small businesses and the Company intends to continue to make such loans. The Company has not to date made any equity investments in any small business concerns and has no present intention to do so. The Company may in the future, however, make such equity investments, if determined by its Board of Directors at such time to be in the best interests of the Company.

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

RECENT DEVELOPMENTS

         On December 22, 1999, an Agreement and Plan of Merger (the "Merger Agreement") was executed by and among Medallion Financial Corp. ("Medallion"), FS Merger Corp., a wholly owned subsidiary of Medallion ("Merger Corp."), and the Company. Under the terms and subject to the satisfaction of certain conditions contained in the Merger Agreement, it is anticipated that Merger Corp. will merge with and into Freshstart (the "Merger") and that Freshstart will become a wholly-owned subsidiary of Medallion. On June 19, 2000, the Company, Medallion and Merger Corp. entered into Amendment No. 1 to the Merger Agreement, pursuant to which the parties agreed (i) to add a condition to closing that the Company redeem all of its outstanding shares of preferred stock, and (ii) to extend the date after which the parties could terminate the Merger Agreement to August 15, 2000. On August 10, 2000, the Company, Medallion and Merger Corp. entered into Amendment No. 2 to the Merger Agreement pursuant to which the parties agreed to extend the date after which the parties could terminate the Merger Agreement to September 30, 2000. On September 7, 2000, the Company held a special meeting of shareholders to consider the Merger. Approximately 78% of the shares of common stock outstanding voted in favor of the Merger. Following the satisfaction of certain pre-closing conditions, including without limitation, obtaining regulatory approval, it is expected that the transaction will close during October 2000.

         The Merger Agreement contemplates the issuance of shares of common stock of Medallion as consideration for the surrender and exchange of the outstanding shares of common stock of Freshstart. The number of shares to be issued by Medallion as the merger consideration is dependent upon the market price of Medallion common stock at the time of closing the Merger. If the fair market value of Medallion common stock is less than $16.00 per share, then each outstanding share of Freshstart common stock will receive a fraction of a share of Medallion common stock having a fair market value equal to $4.025. If the market price of Medallion common stock is greater than $27.51 per share, then each outstanding share of Freshstart common stock will receive a fraction of a share of Medallion common stock having a fair market equal to $4.875. If the market price of Medallion common stock is between $16.01 and $27.50 per share, then each outstanding share of Freshstart common stock will receive a fraction of a share of Medallion common stock having a fair market value ranging between $4.125 and $4.625. If the fair market price of the Medallion common stock is less than $12.00 per share, Medallion has the right to terminate the Merger Agreement. The Merger Agreement contains other customary terms and provisions, including representations, warranties, covenants and conditions. The Merger Agreement contemplates that the Merger will be accounted for under the pooling method of accounting.

         In addition, Zindel Zelmanovitch, the President and a director of Freshstart, and Neil Greenbaum, the Secretary and a director of the Freshstart, executed a Voting Agreement pursuant to which Messrs. Zelmanovich and Greenbaum agreed, among other things, to vote the shares of Freshstart beneficially owned by them in favor of the Merger.

NATURE OF LOANS

         The Company's Loans. Loans made by the Company are subject to certain restrictions imposed by the SBA as to the maximum interest rate that may be charged and with respect to their terms (currently, no more than 20 years). Generally, the Company's loans have been made to small business concerns, are secured by related assets and are personally guaranteed by the owners of the company owning the small business. In addition, the Company's loan documentation provides that its liens on the collateral furnished by its borrowers must be enforceable in the event of a default by such borrowers. The Company will not lend to, or otherwise invest more than, the lesser of (i) 10% of its total assets, or (ii) 30% of its paid-in capital attributable to its Common Stock, in any one small business concern. The Company has not made, and is prohibited by applicable SBA regulations from making, loans to officers or directors of the Company or to any person owning or controlling, directly or indirectly, 10% or more of the Company's Common Stock. Under prior SBA regulations the maximum rate of interest which the Company could charge on loans could not exceed the higher of either the Company's weighted average cost of qualified borrowings, as determined pursuant to SBA regulations without regard to subsidized interest rates, plus, in either case, seven percentage points, rounded off to the next lower eighth of one percent; provided however, that if the then current debenture rate was 8% per annum or lower, the Company was permitted to charge up to 15% per annum. The maximum rate of interest per annum allowed to be charged by the Company to its borrowers for loans originated during January 1997 was 19% for a loan and 14% for a convertible debt security. The new regulations now allow an SBIC to use its own weighted average cost of borrowing as the basis for determining the maximum rate that it may charge for loans or debt securities. However, the ability of the Company to charge such a rate is limited by competition. The rates of interest on loans in the Company's portfolio ranged from 9.0% to 18% at May 31, 2000. For the month of May 31, 2000, the average annual weighted interest rate per loan outstanding was 9.33%.".

         A substantial portion of the Company's loans have been made in the past to purchasers or owners of New York City taxicab medallions. As an investment company registered under the 1940 Act, the Company is required to adopt certain fundamental investment policies. Such policies, once adopted, may only be changed by the shareholders of the Company. See "Investment Policies." The Company's investment policy with respect to the concentration of investments previously permitted the Company to invest up to 50% of its loan portfolio for the purpose of financing the purchase or continued ownership of taxicab medallions, taxicabs and related assets. After the 50% limitation was inadvertently exceeded by the Company without shareholder approval, the Company's shareholders amended such investment policy. Pursuant to the Company's present investment policy with respect to the concentration of investments (i) the Company must make at least 25% of its investments for financing the purchase or continued ownership of taxicab medallions, taxicabs and related assets and
(ii) the Company may not concentrate 25% or more of its total assets in securities of issuers in any other industry group. As of May 31, 2000, approximately 81.5% of the aggregate principal amount of its outstanding loans, $17,245,180 of an aggregate of $21,151,650, represented loans made to finance the purchase or continued ownership of New York City taxicab medallions. The balance, $3,906,470 (18.5%), consisted of loans to various commercial borrowers.

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

         Background. SBICs and SSBICs are privately owned and managed investment companies licensed by the SBA. The 1958 Act requires each licensee to have a minimum level of private investor capital and to be operated by experienced management. Under present law for companies which were incorporated prior to October 1, 1996, an SBIC must have at least $2.5 million in private capital and an SSBIC must have not less than $1.5 million. As noted below, SBICs and SSBICs are mandated by the 1958 Act to make investments in small businesses and, in return, are eligible to apply for favorable financing from the SBA called "leverage." SBICs were created under the 1958 Act as a vehicle for providing equity capital, long- term loan funds and management assistance to small businesses. In general, the SBA considers a business to be "small", and therefore eligible to receive loans from an SBIC, only if (i) its net worth does not exceed $18,000,000 and if the average of its net annual income after taxes for the preceding two years was not more than $6,000,000 or (ii) it meets the size standard for the industry in which it is primarily engaged, pursuant to SBA regulations. In addition, SBICs are required to allocate a portion of their portfolio to the financing of any concern that (i) together with its affiliate does not have net worth in excess of $6 million and does not have an average net income after taxes for the preceding two years in excess of $2 million or (ii) meets the size standard for the industry in which it is primarily engaged. SBICs are licensed, regulated and sometimes financed in part by the SBA. SSBICs are SBICs which specialize in providing equity funds, long-term loans and management to small business concerns at least 50% owned and managed by individuals from groups in the United States that are socially or economically disadvantaged, including certain designated ethnic minorities, and other groups which fall within SBA guidelines relating to social or economic disadvantage.

Benefits.

         The principal benefits to the Company as a result of its being licensed as an SSBIC are as follows:

         1. Prior to October 1, 1996 the SBA was authorized to purchase shares of non-voting preferred stock from an SSBIC for cash up to an amount equal to the SSBIC's aggregate common stock and additional paid-in capital net of organizational expenses, excluding any amounts paid by the SBA (the "Leverageable Capital"). Prior to November 1989, such shares of preferred stock had a 3% annual cumulative dividend. Subsequent to November 1989, all new preferred stock issued by an SSBIC was required to have a 4% annual cumulative dividend and to be redeemed by the SSBIC within 15 years from the date of any such issuance. The Company issued 650,000 shares of its 4% Preferred Stock to the SBA, for an aggregate purchase price of $650,000 in May 1992 and an additional 760,000 shares of 4% Preferred Stock, for an aggregate purchase price of $760,000 in October 1994. The 4% dividend may be accumulated and need not be paid to the SBA on an annual or other periodic basis, so long as cumulative dividends are paid to the SBA before any other payments are made to investors. The Company and the SBA entered into a repurchase agreement, dated May 10, 1993 (the "Repurchase Agreement"). Pursuant to the Repurchase Agreement, the Company repurchased all 1,520,000 shares of its 3% Preferred Stock from the SBA for a purchase price of $.36225679 per share, or an aggregate of $550,630. The repurchase price was at a substantial discount to the original sale price of the 3% Preferred Stock which was sold to the SBA at par value or $1.00 per share. As a condition to the repurchase, the Company granted the SBA a liquidating interest in a newly created restricted capital surplus account (the "Restricted Surplus Account"). The Restricted Surplus Account is equal to the amount of the repurchase discount. The initial value of the liquidating interest was $969,370, the amount of the repurchase discount on the date of repurchase, and is being amortized over a 60-month period on a straight-line basis. As of May 31, 1998, the liquidating interest was fully amortized.

         2. The term of SBA Debentures may be up to 15 years, but is typically 10 years. The SBA will purchase or guarantee such debentures only after an SSBIC has demonstrated a need for such debentures as evidenced by the SSBIC's investment activity and its lack of sufficient additional funds available for investments. An SSBIC that has invested at least 50% of its Leverageable Capital and the proceeds of its SBA Debentures is presumed to lack sufficient funds available for investment. Generally, SBA Debentures will bear interest at a fixed rate which is based on the rate which is set by the underwriters of the pooled debentures sold through the SBIC Funding Corp. Prior to October 1, 1996, the SBA was authorized during the first five years of the initial term of the debentures, to subsidize an SSBIC's annual interest rate by paying 300 basis points (3%) of the interest due on such debentures. After maturity, these debentures may be refinanced by the SBA as a new unsubsidized debenture with a 10-year term. Currently, the Company has $10,860,000 in subordinated debentures outstanding with a weighted average interest rate of 7.5% per annum.

         The SBA also makes available to both SBIC's and SSBIC's financing in the form of a guaranty of unsubsidized debentures. These debentures have terms of up to 15 years, but typically 10 years. The debentures are sold through the SBIC Funding Corp. and carry a fixed interest rate based on prevailing market rates.

         With respect to debentures guaranteed by the SBA after July 1, 1991, the SBA's claim against an SSBIC is subordinated, in the event of such SSBIC's insolvency, only in favor of present and future indebtedness outstanding to lenders and only to the extent that the aggregate amount of such indebtedness does not exceed the lesser of 200% of such SSBIC's paid-in capital and paid-in surplus (as adjusted pursuant to SBA regulations), or $10,000,000. However, the SBA may agree to a subordination in favor of one or more loans from certain other lenders, in its sole discretion. As of May 31, 2000, the Company has an aggregate of $10,860,000 of subordinated debentures outstanding. Such debentures currently bear interest at rates ranging from 6.54% to 8.76% per annum.

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

LOAN PORTFOLIO; VALUATION

         The following table sets forth a classification of the Company's outstanding loans as of May 31, 2000.


                                                                                Balance
                              Number of                        Maturity       Outstanding
Type of Loan Outstanding        Loans      Interest Rate         Date         May 31, 2000
------------------------      ---------    -------------       --------       ------------
NYC Taxi Medallion               192       8.38% - 18.00%     1 - 7 years     $17,245,180
Services                           8       8.88% - 15.00%     1- -7 years       1,514,565
Auto Repair Service                4      10.00% - 15.00%     1 - 4 years         198,286
Retail Establishment               2      11.25% - 13.00%     1- -5 years         105,949
Restaurant                         8      11.50% - 18.00%     1- -7 years         573,863
Gasoline Service Station           3       9.50% - 15.00%     1- -7 years         499,158
Laundromat and Dry Cleaners       11      11.00% - 15.00%     1 - 7 years       1,014,649
                                 ---                                          -----------
                  TOTAL                                                       $21,151,650
                                 228                                          ===========
                                 ===

Substantially all of the above loans are collateralized by either New York City tax medallions or real estate holdings.

         The average loan made to finance the purchase or continued ownership of taxi medallions, taxicabs and related assets, and start-up costs varies from between 75% to 95% of the market value of the taxi medallions, taxicabs and related assets at the time of such loan. Such loans are typically secured by the medallions, taxicabs and related assets and range in size from $50,000 to $212,000. Loans made by the Company to finance the acquisition and/or operation of retail or manufacturing businesses are typically secured by real estate and other assets and range in size from $50,000 to $250,000. In the case of loans to corporate owners, the loans are also personally guaranteed by the shareholders of the borrower. Historically, the majority of the Company's taxicab medallion loans have been subordinate to loans from senior lenders. The Company has experienced a very low delinquency rate with respect to subordinated taxicab medallion loans. The Company currently intends to increase its portfolio of unsubordinated taxicab medallion loans in the future because there are more opportunities for such loans. With the remaining balance of its loan portfolio, the Company intends to continue to finance the acquisition and/or operation of other small businesses. The Company has not committed more than 10% of its assets to any one business concern in the Company's portfolio. The interest rates charged by the Company on its currently outstanding loans range from 9.00% to 18.0% per annum. For the month of May 2000, the average annual weighted interest rate per loan outstanding originated was 9.33% and the average term of the Company's outstanding loans was approximately 60 months.

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

         Collection Experience. As of May 31, 2000, the Company had 16 loans totaling $1,344,435 with accrued interest (which is not reflected as an asset on the Company's balance sheet) of $891,498 which were delinquent. The Company considers a loan to be delinquent if the borrower fails to make payments for 90 days or more. However, the Company may agree with a borrower that cannot make payments in accordance with the original loan agreement to modify the payment terms of the loan. The Company's current provision for loan losses, $268,907, is deemed by the Company to be sufficient. Based upon present appraisals, the Company anticipates that a substantial portion of the principal amount of its delinquent loans would be collected upon foreclosure of such loans, if necessary. There can be no assurance, however, that the collateral securing such loans will be adequate in the event of a foreclosure by the Company.

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

         At the present time, most medallion sales are handled through brokers. As a result, an active marketplace has developed for the purchase and resale of medallions. The price of a medallion varies with supply and demand. Individually owned medallions currently sell for approximately $210,000 and corporate medallions sell for approximately $235,000 each. In addition, a 5% New York City transfer tax and various brokerage commissions are additional expenses incurred in the acquisition and sale of a medallion.

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

EMPLOYEES

         As of June 30, 2000, the Company had five full-time employees (including two of its executive officers). In addition, the Company has from time engaged the services of temporary staff.

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

FORWARD LOOKING STATEMENTS

         Certain information contained in this Annual Report are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended). Factors set forth that appear with the forward-looking statements, or in the Company's other Securities and Exchange Commission filings, could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Annual Report. Due to the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. Additionally, the Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

         IN ADDITION TO OTHER INFORMATION IN THIS ANNUAL REPORT ON FORM 10-K, THE FOLLOWING IMPORTANT FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING THE COMPANY AND ITS BUSINESS BECAUSE SUCH FACTORS CURRENTLY HAVE A SIGNIFICANT IMPACT ON THE COMPANY'S BUSINESS, PROSPECTS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIMITATIONS ON TAXICAB MEDALLION FINANCINGS.

         As of May 31, 2000, approximately 81.5% of the aggregate principal amount of the Company's loans represented loans made to finance the purchase or continued ownership of New York City taxicab medallions. The Company, however, is only authorized by its SBA license to allocate up to 50% of its portfolio to taxicab medallion loans. The SBA is aware that the Company has exceeded such level of taxicab medallion loans, but has raised no objection to date. If the SBA required the Company to liquidate a portion of its taxicab medallion loans immediately, it is possible that the Company would incure a loss in such liquidation. The Company intends to commit funds to other small businesses. No assurances can be given, however, as to the extent or success of such efforts to diversify the Company's portfolio.

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

RISK OF PAYMENT DEFAULT; CURRENT DELINQUENT LOANS

         The Company intends generally to make four to seven year term loans at relatively high interest rates (not to exceed 19%, the current maximum rate permitted by the SBA). These loans will be made to small and medium sized companies that may have limited financial resources and may be unable to obtain financing from traditional sources. These loans generally will be secured by the assets of the borrower. A borrower's ability to repay its loan may be adversely affected by numerous factors, including the failure to meet its business plan, a downturn in its industry or negative economic conditions. A deterioration in a borrower's financial condition and prospects usually will be accompanied by a deterioration in the value of any collateral for the loan and reduce the likelihood of realizing on any guarantees from the borrower's management. Although the Company often will seek to be the senior, secured lender to a borrower, the Company will not always be the senior lender, and the Company's interest in any collateral for a loan may be subordinate to another lender's security interest. As of May 31, 2000, the Company had loans totaling $1,344,435 with accrued interest (which is not reflected as an asset on the Company's balance sheet) of $891,498 on such loans which were delinquent. Although the Company anticipates that a substantial portion of the delinquent loans would be collected upon foreclosure, there can be no assurance, however, that the collateral securing such loans will be adequate in the event of foreclosure.

LOAN FORECLOSURES.

         As of May 31, 2000, the Company's provision for loan losses was $268,907. Although the Company believes that the collateral securing such loans and its provision for loan losses is adequate, in the event of a foreclosure, the Company may not be able to recoup all or a portion of a loan. Further, costs associated with foreclosure proceedings may also reduce the Company's recovery.

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

UNCERTAIN MARKET; ISSUANCE OF ADDITIONAL MEDALLIONS

         There can be no assurance that the Company will be able to place loans successfully to the taxi industry upon the terms on which it currently lends. The ability of the Company to place additional loans in the taxi industry (which represented approximately 81.5% of the Company's loan portfolio at May 31, 2000) may be adversely affected by factors over which the Company may have no control and which may impair the security for the Company's already outstanding loans. These factors may include, among others, economic conditions, including economic conditions affecting the taxicab industry in particular, the market rates of interest in effect from time to time, and availability of financing from competitors of the Company. In light of these circumstances, the Company intends to pursue loan opportunities for non-taxi small businesses. No assurances can be given, however, that these efforts will be successful.

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the holders of the Company's Common Stock during the last quarter of its fiscal year ended May 31, 2000.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

         The Company's Common Stock commenced trading on the Nasdaq Small Cap Market on November 27, 1996. The Common Stock is regularly quoted and traded on the Nasdaq SmallCap Market under the symbol FSVC.

         The following table sets forth the range of high and low closing prices for the Company's Common Stock for fiscal 1997, fiscal 1998, fiscal 1999 and for the period of January 1, 2000 up to June 30, 2000 as reported by the Nasdaq SmallCap Market. The trading volume of the Company's Common Stock fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in the Common Stock may be adversely affected.

                                                  CLOSING PRICE
                                              ---------------------
          CALENDAR YEAR                       HIGH              LOW
          -------------                       ----              ---

          1997
          ----
          January 1 - March 31               $5.00             $3.813
          April 1 - June 30                  $6.563            $4.125
          July 1 - September 30              $6.00             $4.13
          October 1 - December 31            $7.00             $5.00

          1998
          ----
          January 1 - March 31               $6.625            $5.50
          April 1 - June 30                  $6.875            $5.75
          July 1 - September 30              $6.125            $4.75
          October 1 - December 31            $5.875            $4.25

          1999
          ----
          January 1 - March 31               $6.00             $4.188
          April 1 - June 30                  $5.063            $3.75
          July 1 - September 30              $5.00             $3.25
          October 1 - December 31            $4.25             $3.00

          2000
          ----
          January 1 - March 31               $4.00             $3.281
          April 1 - June 30                  $3.813            $3.00

         On July 31, 2000 the closing price of the Common Stock as reported on Nasdaq SmallCap Market was $2.875 July 31, 2000 there were 2,172,688 shares of Common Stock outstanding, held of record by approximately 100 record holders (with over 1,000 beneficial owners).

ITEM 6.           SELECTED FINANCIAL DATA

                          SUMMARY FINANCIAL INFORMATION

         The following table sets forth certain summary information concerning the Company and is qualified by reference to the financial statements and notes thereto included elsewhere in this Annual Report.

                                                                                 YEARS ENDED MAY 31
                                                   -------------------------------------------------------------------------------
                                                       2000            1999             1998             1997             1996
                                                   ------------    ------------     ------------     ------------     ------------
STATEMENT OF OPERATIONS
     Total Investment Income                       $  2,710,186    $  2,921,796     $  2,464,343     $  1,270,715     $  1,033,944
                                                   ------------    ------------     ------------     ------------     ------------
     Total Investment Expenses (Including Taxes)      1,823,075      (1,906,692)      (1,438,262)        (744,191)        (644,719)
     Bad Debts                                          612,845        (179,285)        (139,257)              --          (35,000)
                                                   ------------    ------------     ------------     ------------     ------------
     Net Income                                    $    274,266    $    835,819     $    886,824     $    526,524     $    354,225
                                                   ============    ============     ============     ============     ============
     Earnings Per Share                            $        .10    $       0.36     $       0.38     $       0.29     $       0.27
                                                   ============    ============     ============     ============     ============
     Dividends Paid Per Common Share               $        .09    $       0.35     $       0.44     $       0.21     $       0.27
                                                   ============    ============     ============     ============     ============
     SBA Dividends                                 $     56,400    $     56,400     $     56,400     $     56,400     $     56,400
                                                   ============    ============     ============     ============     ============

     Weighted Average Number of
     Shares Outstanding                               2,172,688       2,172,688        2,172,688        1,627,318        1,096,688
                                                   ============    ============     ============     ============     ============



OTHER OPERATING DATA
     Loans Originated Net of Participations        $  4,186,150    $  7,378,026     $ 18,328,160     $  6,410,500     $  2,367,750
                                                   ============    ============     ============     ============     ============
     Investment expenses as a percentage
     of average net assets                                  8.4%            7.9%           22.00%           14.30%           20.30%
                                                   ============    ============     ============     ============     ============



BALANCE SHEET DATA
     Loans Receivable (Net of Unrealized
       Depreciation)                               $ 20,882,743    $ 24,807,191     $ 24,442,206     $ 14,128,401     $  8,417,457
                                                   ============    ============     ============     ============     ============
     Total Assets                                  $ 22,308,564    $ 26,258,639     $ 26,247,602     $ 17,351,615     $  9,238,759
                                                   ============    ============     ============     ============     ============


     SBA Debentures                                  10,860,000    $ 12,360,000       12,360,000     $  8,450,000     $  4,380,000
     Notes Payable Bank                               2,500,000       5,000,000        5,000,000               --               --
     SBA Cumulative Preferred Stock                   1,410,000       1,410,000        1,410,000        1,410,000        1,410,000
                                                   ------------    ------------     ------------     ------------     ------------
     Total Liabilities                               15,140,177      19,126,656       19,154,855       10,133,268        6,068,298
                                                   ------------    ------------     ------------     ------------     ------------
     Common Stock (Including Additional
         Paid-in Capital)                             7,070,542       7,070,542        7,070,542        6,879,543        2,788,462
     Restricted Capital                                      --              --               --          190,999          381,999
                                                   ------------    ------------     ------------     ------------     ------------
     Total Stockholders' Equity                       7,168,387       7,131,983        7,092,747        7,218,347        3,170,461
                                                   ------------    ------------     ------------     ------------     ------------
     Total Liabilities and Stockholders Equity     $ 22,308,564    $ 26,258,639     $ 26,247,602     $ 17,351,615     $  9,238,759
                                                   ============    ============     ============     ============     ============

     Net Assets Per Share                          $       3.30    $       3.28     $       3.26     $       3.32     $       2.89
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

RESULTS OF OPERATIONS FOR THE YEARS ENDED MAY 2000 AND 1999

         Total investment income. The Company's investment income for the years ended May 31, 2000 decreased by $211,610 to $2,710,186 (a decrease of 7.24%) from $2,921,796 for the year ended May 31, 1999. This decrease was mainly due to a decrease in the loan portfolio during the fiscal year, and the utilization of all available cash and repayment of subordinated debt. The portfolio decreased by $3,971,982 from $25,123,632 as of May 31, 1999 to $21,151,650 as of May 31,
2000. The portfolio increased by $681,426 from $24,442,206 as of May 31, 1998 to $25,123,632 as of May 31, 1999 as part of the Company's strategy to maximize shareholder rate of return by use of bank debt aggregating $5,000,000.

OPERATING EXPENSES

         Interest expense decreased by $120,283 from $1,338,335 (a decrease of 9.0%) for the year ended May 31, 1999 to $1,218,052 for the year ended May 31, 2000. The decrease was due to a decrease in indebtedness of $1,500,000 to the SBA and $2,500,000 to bank borrowings. Interest expense for the year ended May 31, 1999 increased by $371,332 (an increase of 38%) ($1,338,335 from $967,003)
over the similar period ended May 31, 1998. This increase was mainly due to increased bank borrowings for the period, and higher debenture costs for the year ended May 31, 1999.

STATEMENT OF FINANCIAL POSITION

         Total assets and liabilities were reduced by approximately $3,950,000 as of May 31, 2000 when compared with the statement of financial position as of May 31, 1999. The Company evaluates its investment portfolio periodically to determine the fair market value of the portfolio and, accordingly, maintains unrealized depreciation for loan losses. The Company wrote off $660,379 in bad debt for the year ended May 31, 2000 as compared to $182,659 for the year ended May 31, 1999. The Company decreased its reserve for bad debts by $47,534 to $268,907 for the year ended May 31, 2000. The reserves for bad debts were deemed to be adequate as of May 31, 2000. Accordingly, the Company did not take any additional bad-debt charge offs.

OPERATING EXPENSES

         The Company's operating expenses consist of employee compensation and benefits, rent, insurance, professional and consulting fees, marketing and investment solicitation expenses and losses on

         Loans receivable. The Company's operating expenses increased by $35,418 (an increase of 6.25%) from $566,923 for the year ended May 31, 1999 to $602,341 for the year ended May 31, 2000, primarily as a result of increases in professional fees of $42,264. These increases were partially offset by a decrease of $6,846 in various operating expenses. The Company's operating expenses increased by $96,888 (an increase of 20.6%) from $470,035 for the year ended May 31, 1998 to $566,923 for the year ended May 31, 1999, primarily as a result of an increase in professional fees of $40,052, and other operating expenses of $42,503 consisting mainly of public relations and investment banking fees. Other smaller increases were in depreciation and amortization of $3,668, and payroll related expenses of $11,915.

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

         The Company's potential sources of liquidity are credit facilities with banks, fixed rate long-term subordinated debentures that are issued to the SBA and loan amortization and prepayments. The Company currently distributes at least 90% of its investment company taxable income; consequently, the Company primarily relies upon external sources of funds to finance growth. At May 31, 2000, the Company's $15,140,177 of debts consisted of $10,860,000 SBA subordinated debentures with fixed rates of interest with a weighted average of 7.5% of $1,410,000 of 4% cumulative preferred stock and an outstanding $2,500,000 short term bank line of credit.

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

         As a result of several factors, the number and dollar volume of taxi loans originated by the Company have not increased. The factors which contributed to this included an increased competition for taxi loans, and more alternative loan products. These other products often provide borrowers with interest only rates, which the Company does not provide.

          The current lower interest rate environment and increased lending competition have reduced the spread between the rate at which the Company lends funds and the cost of such funds. There can be no assurance that the Company will experience increased spreads in the foreseeable future. In some cases, the increased level of lending competition has resulted in interest rates considerably more aggressive than those offered by the Company. In order to maintain a quality portfolio, the Company has and will continue to adhere to its historical underwriting criteria. Accordingly, certain loan origination opportunities which do not meet the Company's underwriting criteria will not be funded by the Company.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

         Not Applicable

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See financial statements following Item 14 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT

         The names and ages of the directors and executive officers of the Company are set forth below:


NAME AND ADDRESS                   AGE        POSITION(S) WITH THE COMPANY
----------------                   ---        ----------------------------
Zindel Zelmanovitch (1)(3)         53         President and Director

Neil Greenbaum (1)(2)              44         Secretary and Director

Pearl Greenbaum (1)(2)             76         Vice President and Director

Michael L. Moskowitz (3)           42         Director

Eugene Haber                       52         Director

Alan Work                          44         Director

John Hamill (2)                    55         Director

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

BOARD MEETINGS AND COMMITTEES

         During the fiscal year ended May 31, 2000, the Company's Board of Directors held five meetings. The Company has standing Credit, Audit, 1998 Plan and Director Plan Committees, but does not have standing nominating or compensation committees.

         The Credit Committee is comprised of Mr. Zelmanovitch, Mr. Greenbaum and Mr. Haber. The Credit Committee reviews loan activities and delinquencies and provides recommendations to the Board of Directors. The Credit Committee met five times during the last fiscal year.

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

         The 1940 Act requires that a majority of the directors of a Business Development Company, which the Company intends to elect to become, not be "interested persons", as defined in the 1940 Act. Michael L. Moskowitz, Eugene Haber, Alan Work and John Hamill, who constitute a majority of the Board of Directors, are not "interested persons."

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

         To the Company's knowledge, based solely upon its review of the copies of such reports furnished to the Company during the year ended May 31, 2000, all
Section 16(a) filing requirements applicable to its officers and directors and greater than ten percent beneficial owners were satisfied.

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

ITEM 11.          EXECUTIVE COMPENSATION

         The following table sets forth all renumberation for services rendered to the Company during the year ended May 31, 2000 paid to or acquired for the account of all directors and executive officers being paid an aggregate of $60,000 per year.

                                                           PENSION OR RETIREMENT      ESTIMATED
                                                            BENEFITS ACCRUED AS        ANNUAL              TOTAL
                                         AGGREGATE           PART OF COMPANY        BENEFITS UPON       COMPENSATION
   NAME OF PERSON AND POSITION        COMPENSATION (1)         EXPENSE (2)          RETIREMENT (3)    PAID TO DIRECTORS
Zindel Zelmanovitch,                   $ 85,320(4)                ----                                   $85,320(4)
(President and Director)
Neil Greenbaum,                          36,300(4)                ----                                    36,300(4)
(Secretary and Director)
Pearl Greenbaum,                             0 (4)                ----                                         0(4)
(Vice President and Director)
Michael Moskowitz, (Director)               500(5)                                                           500(5)
Eugene Haber, (Director)                    400(5)                                                           400(5)
Alan Work, (Director)                       500(5)                                                           500(5)
John Hamill, (Director)                     400(5)                                                           400(5)

---------
         (1) Officers' salaries constitute a major portion of the Company's total "management fee compensation," which must be approved by the SBA. The SBA has approved management fee compensation of $225,000 for the Company. This amount includes officers' salaries, other salaries and employment benefits.

         (2) The Company initiated a defined contribution plan in fiscal 1989. The eligibility requirements for participation in the plan are a minimum age of 21 years old and 24 months of continuous employment with the Company. Contributions are currently limited to ten percent of each participant's compensation. All employees and officers were covered and fully vested in the plan as of May 31, 1999. The Company terminated the plan effective for the last fiscal year ending May 31, 2000. Accordingly, there were no contributions made for the plan year ending May 31, 2000.

         (3) The amounts vested at the time of retirement may be withdrawn as a lump sum or periodic payments in the discretion of the beneficiary. The annual benefits upon retirement can not be estimated. However, the amounts vested as of May 31, 2000 for the named individuals are as follows: Zindel Zelmanovitch, $264,342; Neil Greenbaum, $115,007; and Pearl Greenbaum, $53,404

         (4) Employee directors do not receive additional compensation for their services as directors.

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

DEFINED CONTRIBUTION PLAN

         The Company initiated a defined contribution plan in fiscal 1989. The eligibility requirements for participation in the plan are a minimum age of 21 years old and twenty-four months of continuous employment with the Company. Contributions are currently limited to ten percent of each participant's compensation. All employees and officers were covered and fully vested in the plan as of May 31, 2000.


                             ACCRUED BENEFITS
                         CONTRIBUTED FOR THE TWELVE
                               MONTHS ENDED                BALANCE VESTED AS OF
NAME OF INDIVIDUAL             MAY 31, 2000                    MAY 31, 2000
------------------             ------------                    ------------

Neil Greenbaum                       -----                       $ 115,007
Pearl Greenbaum                      -----                          53,404
Zindel Zelmanovitch                   ----                         264,342
All Other Employees                   ----                           7,701
                                   -------                       ---------
                                      ----                       $ 440,453


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

         The following table sets forth the number of shares which the current non-employee directors would have been entitled to receive if the Approval Date had been May 31, 2000.


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


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, as of July 31, 2000 with respect to the beneficial ownership of the outstanding shares of the Company's Common Stock by (i) any holder of more than five percent (5%) of the outstanding shares; (ii) the Company's officers and directors; and (iii) the directors and officers of the Company as a group:

                                        NO. OF SHARES            PERCENTAGE OF
NAME OF BENEFICIAL OWNER               OF COMMON STOCK             OWNERSHIP
------------------------               ---------------             ---------
Neil Greenbaum                           145,636 (2)                 6.70%
  29 Flamingo Road North
  East Hills, NY 11576 (1)

Zindel Zelmanovitch                       88,875 (3)                 4.09%
  1934 East 18th Street
  Brooklyn, NY 11229 (4)

Pearl Greenbaum                          206,606 (5)                 9.51%
  300 Winston Drive
  Cliffside Park, NJ 07010 (1)

Michael L.  Moskowitz                     39,183 (6)                 1.80%
  45 East 25th Street
  New York, NY 10010 (4)

Eugene Haber                                 176 (8)                   (7)%
  22 Eagle Lane
  East Hill, NY 11576

Alan Work                                  4,720 (9)                   (7)%
  54 Random Farms Drive
  Chappaqua, NY 10514

John Hamill                               38,500 (10)                1.77%
  8 Saxon Woods
  Avon, CT  06001 (1)

All officers and directors as a          523,696                    24.10%
  group (7 persons)
----------
         (1) Pearl Greenbaum is the mother of Neil Greenbaum and the mother-in-law of John Hamill.
         (2) Includes 5,400 shares held by Mr. Greenbaum's children. Also includes 13,400 shares held in joint tenancy with Mr. Greenbaum's wife. Also includes 10,260 shares held by the defined benefit plan of Pearland Brokerage, Inc., of which Mr. Greenbaum is an administrator. Excludes 30,200 shares held by his wife and 20,440 held by his mother and children as joint tenants, as to which shares Mr. Greenbaum disclaims beneficial ownership.
         (3) Includes 88,875 shares held in pension plans of which Mr. Zelmanovitch is the beneficiary.
         (4)      Mr. Zelmanovitch is the brother-in-law of Mr. Moskowitz.
         (5) Includes 39,100 shares held in joint tenancy with Mrs. Greenbaum's grandchildren. Also includes 33,760 shares held in joint tenancy with her daughter, Karen Franklin. Also includes 11,554 shares held by the benefit plan of Pearland Brokerage Inc. of which Mrs. Greenbaum is an administrator. Excludes 93,240 shares held by the estate of her husband, Andrew Greenbaum, as to which shares Mrs. Greenbaum disclaims beneficial ownership.

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

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

(a)(1)   Financial Statements.

         The following financial statements are included in Part II, Item 8:

         Independent Auditor's Report......................................F-1

         Statements of Financial Position of Freshstart
           Venture Capital Corp. as of May 31, 2000 and 1999...............F-2

         Statements of Operations for the Years
           Ended May 31, 2000, 1999 and 1998...............................F-4

         Statements of Stockholders' Equity for the Years
           Ended May 31, 2000, 1999 and 1998...............................F-5

         Statements of Cash Flows for the Years
           Ended May 31, 2000, 1999 and 1998...............................F-6

         Notes to the Financial Statements.................................F-7

         Supplement Schedules..............................................F-14

         Selected Per Share Data and Ratios................................F-16

(a) (2)  Financial Statement Schedules.

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore, have been omitted.

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 2000.

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

                                TABLE OF CONTENTS

                                                                         PAGE

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . .    F-1

Statements of Financial Position of Freshstart
  Venture Capital Corp. as of May 31, 2000 and 1999. . . . . . . . . .    F-2

Statements of Operations for the Years
  Ended May 31, 2000, 1999 and 1998. . . . . . . . . . . . . . . . . .    F-4

Statements of Stockholders' Equity for the Years
  Ended May 31, 2000, 1999 and 1998. . . . . . . . . . . . . . . . . .    F-5

Statements of Cash Flows for the Years
  Ended May 31, 2000, 1999 and 1998. . . . . . . . . . . . . . . . . .    F-6

Notes to the Financial Statements . . . . . . . . . . . . . . . . . . .   F-7

Supplemental Schedules . . . . . . . . . . . . . . . . . . . . . . . .    F-15

Selected Per Share Data and Ratios. . . . . . . . . . . . . . . . . . .   F-17

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
Tel. (732) 972-2700                                Tel. (212) 689-4633
Fax. (732) 972-5001                                Fax. (212) 664-1700




Board of Directors
Freshstart Venture Capital Corp.

                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying Statements of financial position of Freshstart Venture Capital Corp. (the "Company") as of May 31, 2000 and 1999, including portfolio investments as of May 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended May 31, 2000 and selected per share data and ratios for each of the five years in the period ended May 31, 2000. These financial statements and selected per-share data and ratios, and the portfolio investments are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As explained in Note 2, the investment portfolio (securities) was valued at $20,882,743 (95% of total assets) and $24,807,191 (94% of total assets) as of May 31, 2000 and 1999, respectively. Whole values have been determined by the Board of Directors in the absence of readily ascertainable market values. We have reviewed the procedures used by the Board of Directors in arriving at its estimate of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2000 and 1999 and the results of its operations and its cash flows for the three years in the period ended May 31, 2000 in conformity with generally accepted accounting principles.

New York, New York
August 18, 2000



Michael C. Finkelstein
Certified Public Accountant

                        FRESHSTART VENTURE CAPITAL CORP.
                        STATEMENTS OF FINANCIAL POSITION


                                     ASSETS
                                     ------

                                                      May 31,         May 31,
                                                       2000            1999
                                                   ------------    ------------
Loans Receivable:
Long Term Portion (Notes 2 and 3)                  $ 21,151,650    $ 25,123,632
Less:  Unrealized Depreciation on
  Loans Receivable (Note 3)                            (268,907)       (316,441)
                                                   ------------    ------------
                                                     20,882,743      24,807,191
Less:  Current Maturities - Loans Receivable         (3,172,748)     (3,768,545)
                                                   ------------    ------------

     Total Loans Receivable -
       Net of Current Maturities                     17,709,996      21,038,646
                                                   ------------    ------------

CURRENT ASSETS
Cash (Note 13)                                          838,068         814,340
Accrued Interest (Notes 2 and 3)                        283,348         308,897
Current Maturities - Loans Receivable                 3,172,748       3,768,545
Prepaid Expenses and Other Assets                       287,162         305,423
                                                   ------------    ------------

     Total Current Assets                             4,581,326       5,197,205
                                                   ------------    ------------

Fixed Assets - Net of Accumulated Depreciation
  of $40,828 and $28,364,
  respectively (Note 2)                                  17,243          22,788
                                                   ------------    ------------

     Total Assets                                  $ 22,308,564    $ 26,258,639
                                                   ============    ============


                 See Accompanying Notes to Financial Statements

                        FRESHSTART VENTURE CAPITAL CORP.
                        STATEMENTS OF FINANCIAL POSITION


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                         May 31,       May 31,
                                                          2000          1999
                                                       -----------   -----------
 LONG TERM DEBT:
 Debentures Payable to SBA (Note 5)                    $10,860,000   $12,360,000
 4% Cumulative, 15 Year Redeemable
   Preferred Stock                                       1,410,000     1,410,000
                                                       -----------   -----------
      Total Long Term Debt                              12,270,000    13,770,000
                                                       -----------   -----------

 CURRENT LIABILITIES:
 Notes Payable - Bank                                    2,500,000     5,000,000
 Accrued Interest                                          325,968       325,202
 Other Current Liabilities                                  44,209        17,354
 Dividends Payable (Note 7)                                     --        14,100
                                                       -----------   -----------
      Total Current Liabilities                          2,870,177     5,356,656
                                                       -----------   -----------

      Total Liabilities                                 15,140,177    19,126,656
                                                       -----------   -----------

 Commitments and Contingencies
   (Notes 12, 13 and 14)                                        --            --

 STOCKHOLDERS EQUITY:
 4% Cumulative, 15 Year Redeemable Preferred
   Stock- $1 Par Value; 10,000,000 Shares
   Authorized, 1,410,000 Shares Issued and
   Outstanding, (See Long Term Debt)                            --            --

 3% Cumulative Preferred Stock - $1 Par Value:
   No Shares Issued and Outstanding                             --            --

 Common Stock - $.01 Par Value: 3,000,000 Shares
   Authorized, 2,172,688 Shares Issued and
   Outstanding                                              21,726        21,726

 Additional Paid in Capital                              7,048,816     7,048,816
 Retained Earnings                                          97,845        61,441
 Restricted Capital - Realized Gain on
   Redemption (Note 6)                                          --            --
                                                       -----------   -----------
      Total Stockholders' Equity                         7,168,387     7,131,983
                                                       -----------   -----------
      Total Liabilities and Stockholders' Equity       $22,308,564   $26,258,639
                                                       ===========   ===========

Net Assets Per Share                                   $      3.30   $      3.28
                                                       ===========   ===========


                 See Accompanying Notes to Financial Statements

                        FRESHSTART VENTURE CAPITAL CORP.
                            STATEMENTS OF OPERATIONS


                                                   Years Ended May 31,
                                        ----------------------------------------
                                           2000           1999           1998
                                        -----------    -----------   -----------

REVENUE:
Interest Earned on
  Outstanding Receivables               $ 2,687,296    $ 2,905,062   $ 2,415,527
Interest Income - Idle Funds                 22,890         16,734        48,816
                                        -----------    -----------   -----------
     Total Revenue (Note 2)               2,710,186      2,921,796     2,464,343
                                        -----------    -----------   -----------

EXPENSES:
Interest Expense (Note 6)                 1,218,052      1,338,335       967,003
Professional Fees                           239,088        196,824       156,772
Officers' Salaries (Notes 9 and 10)         121,620        121,620       121,620
Other Salaries (Note 9)                      52,246         45,619        33,704
Other Operating Expenses                    147,704        146,002       103,499
Pension Expense (Note 8)                     (1,117)        14,282        15,532
Depreciation and Amortization (Note 2)       42,800         42,576        38,908
                                        -----------    -----------   -----------
     Total Expenses                       1,820,393      1,905,258     1,437,038
                                        -----------    -----------   -----------

Net Investment Income                       889,793      1,016,538     1,027,305
Unrealized Depreciation in Value of
  Investments (Notes 2 and 3)               612,845        179,285       139,257
                                        -----------    -----------   -----------
                                            276,948        837,253       888,048
PROVISION FOR TAXES:
Current Income Taxes (Note 2)                 2,682          1,434         1,224
                                        -----------    -----------   -----------
     Net Income                         $   274,266    $   835,819   $   886,824
                                        ===========    ===========   ===========

Earnings Per Share of Common Stock
  (Note 2)                              $      0.10    $      0.36   $      0.38
                                        ===========    ===========   ===========

Dividends Paid Per Share
  of Common Stock                       $      0.09    $      0.35   $      0.44
                                        ===========    ===========   ===========

Weighted Average Shares of Common
  Stock Outstanding                       2,172,688      2,172,688     2,172,688
                                        ===========    ===========   ===========


                 See Accompanying Notes to Financial Statements

                        FRESHSTART VENTURE CAPITAL CORP.
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                       Years Ended May 31,
                                           -----------------------------------------
                                               2000           1999           1998
                                           -----------    -----------    -----------
4% Cumulative, 15 Year Redeemable
  Preferred Stock - $1 Par Value:
  10,000,000 Shares Authorized,
  1,410,000 Shares Issued and
  Outstanding (See Long Term Debt)         $        --    $        --    $        --
                                           -----------    -----------    -----------

Common Stock - $.01 Par Value:
  3,000,000 Shares Authorized, 2,172,688
  Shares Issued and Outstanding                 21,726         21,726         21,726
  2 For 1 Stock Split                               --             --             --

Sale of 1,076,000 Shares of Common Stock            --             --             --
                                           -----------    -----------    -----------

Balance, End of Period                          21,726         21,726         21,726
                                           -----------    -----------    -----------

Additional Paid in Capital -
  Beginning of Period                        7,048,816      7,048,816      6,857,817
Proceeds from Sale of 1,076,000 Shares
  of Common Stock                                   --             --             --
  2 For 1 Stock Split                               --             --             --
Amortization of Restricted
  Capital (Note 6)                                  --             --        190,999
                                           -----------    -----------    -----------

Balance, End of Period                       7,048,816      7,048,816      7,048,816
                                           -----------    -----------    -----------


Retained Earnings -
Beginning of Period                             61,441         22,205        147,805
Net Income                                     274,266        835,819        886,824
Dividends Paid and Accrued                    (237,862)      (796,583)    (1,012,424)
                                           -----------    -----------    -----------
     Balance, End of Period                     97,845         61,441         22,205
                                           -----------    -----------    -----------


Restricted Capital
Gain on Redemption of 3% Preferred
  Stock (See Note 6)                                --             --        190,999
Amortization of Gain                                --             --       (190,999)
                                           -----------    -----------    -----------
     Balance, End of Period                         --             --             --
                                           -----------    -----------    -----------
     Total Stockholder's Equity            $ 7,168,387    $ 7,131,983    $ 7,092,747
                                           ===========    ===========    ===========


                      See Notes to the Financial Statements

                FRESHSTART VENTURE CAPITAL CORP.
                    STATEMENTS OF CASH FLOWS


                                                                   Years Ended May 31,
                                                     --------------------------------------------
                                                         2000            1999            1998
                                                     ------------    ------------    ------------
CASH FLOWS PROVIDED (USED) BY
  OPERATING ACTIVITIES:
Net Income                                           $    274,266    $    835,819    $    886,824
Depreciation and Amortization Expense                      42,800          42,576          38,908
Provision for Losses on Loans Receivable                  (47,534)         (3,374)        139,257
Decrease (Increase) in Accrued Interest                    25,549         (52,137)       (128,786)
Decrease (Increase) in Other Assets                       (18,195)        (15,504)       (153,812)
Increase (Decrease) in Accrued Liabilities                 27,621         (32,899)        111,587
Dividends Paid and Accrued                               (251,962)       (791,883)     (1,012,424)
                                                     ------------    ------------    ------------
Net Cash Provided (Used) By Operating Activities           52,545         (17,402)       (118,446)
                                                     ------------    ------------    ------------

CASH FLOWS (USED) BY
  INVESTING ACTIVITIES:
Increase in Loans Receivable                          (11,811,200)    (14,982,025)    (23,415,660)
Repayment of Loans Receivable                          10,421,048       8,868,088       8,474,842
Increase in Loan Participations                         7,625,050       7,603,999       5,087,500
Repayment of Loan Participations                       (2,262,916)     (2,171,488)       (279,929)
Increase in Fixed Assets                                     (799)        (15,000)             --
                                                     ------------    ------------    ------------
Net Cash Provided (Used) By Investing Activities        3,971,183        (696,426)    (10,133,247)
                                                     ------------    ------------    ------------

CASH FLOWS PROVIDED BY
  FINANCING ACTIVITIES:
Increase (Decrease) in Line of Credit                  (2,500,000)             --       5,000,000
(Decrease) in Restricted Capital                               --              --        (190,999)
Increase in Debentures Payable to SBA (Net)            (1,500,000)             --       3,910,000
Increase in Additional Paid in Capital                         --              --         190,999
                                                     ------------    ------------    ------------
Net Cash Provided (Used) by Financing Activities       (4,000,000)             --       8,910,000
                                                     ------------    ------------    ------------
Net (Decrease) Increase in Cash                            23,728        (713,828)     (1,341,693)
Cash Balance - Beginning of Period                        814,340       1,528,168       2,869,861
                                                     ------------    ------------    ------------
Cash Balance - End of Period                         $    838,068    $    814,340    $  1,528,168
                                                     ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
Interest                                             $  1,217,286    $  1,367,312    $    831,624
                                                     ------------    ------------    ------------
Taxes                                                $      2,682    $        680    $      1,224
                                                     ------------    ------------    ------------

                      See Notes to the Financial Statements

                        FRESHSTART VENTURE CAPITAL CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                              MAY 31, 2000 AND 1999


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

         VALUATION OF LOANS AND INVESTMENTS

         At May 31, 2000 and 1999, the investment portfolio included investments totaling $21,151,650 and $25,123,632, respectively, whose values had been estimated by the Board of Directors in the absence of readily ascertainable market values. Accordingly, the Board of Directors has valued the investment portfolio based upon the cost of such investments, less a provision for loan losses. However, because of the inherent uncertainty of the valuation, the estimated values might otherwise be significantly higher or lower than values that would exist in a ready market for such loans, which market has not in the past and does not now exist. The provision for loan losses represents a good faith determination by the Board of Directors maintained at a level that, in its judgment, is adequate to absorb losses. The balance in the reserve account is adjusted periodically by the Board of Directors on the basis of the fair value of the collateral held and past loss experience. Approximately eighty-one (81%) percent of the Company's loan portfolio consists of loans made for the financing of taxicab medallions and related assets. The remaining portions of the loans are made to various small commercial enterprises. The Company's loans to small business concerns range up to approximately $250,000 in size typically have a five to fifteen year maturity and bear interest at rates ranging from 8.38% to 18.0% per annum.

         Substantially all loans are collateralized by either NYC taxi medallions or real estate and the personal guarantees of the individual owners.

         DEFERRED DEBENTURE COSTS

         SBA Debenture costs are amortized over ten years which represents the term of the SBA debentures.

                        FRESHSTART VENTURE CAPITAL CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                              MAY 31, 2000 AND 1999


NOTE 2            SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

         CASH AND CASH EQUIVALENTS

         Holdings of highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents.

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

         EARNINGS PER SHARE

         The Company adopted SFAS No. 128 "Earnings per Share" which supercedes Accounting Principles Board Opinion No. 15. Under SFAS No. 128, net increase (decrease) in shareholders' equity by the weighted average number of common shares outstanding during the period. For purposes of the financial statements, diluted earnings per share are the same as basic earnings per share. In computing basic earnings per share, the 4% preferred dividend is deducted from net income. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock.

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

                        FRESHSTART VENTURE CAPITAL CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                              MAY 31, 2000 AND 1999


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

NOTE 3            LOANS RECEIVABLE

         The Company's loan portfolio includes participations with other lenders as presented in the following schedule. The following is a breakdown of the outstanding loans receivable:

                                                        May 31,
                                             ----------------------------
                                                 2000             1999
                                             -----------      -----------

                Outstanding Loans            $39,485,239      $38,095,087
                Loan Participations          (18,333,589)     (12,971,455)
                                             -----------      -----------
                Net Loans Outstanding        $21,151,650      $25,123,632
                                             ===========      ===========

         Loans on non-accrual status as of May 31, 2000 and 1999 were approximately $1,344,435 and $1,594,015 respectively. Additionally, the cumulative amount of accrued interest income not recorded was $891,498 and $938,645 as of May 31, 2000 and 1999, respectively.

                        FRESHSTART VENTURE CAPITAL CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                              MAY 31, 2000 AND 1999

NOTE 3            LOANS RECEIVABLE
(Continued)

         RECONCILIATION OF LOAN LOSS RESERVE

         A reconciliation of loan loss reserve is as follows:

                                                 Year Ended May 31,
                                       ------------------------------------
                                         2000          1999          1998
                                       --------      --------      --------
         Balance, Beginning            $316,441      $319,815      $180,558
         Provision for Loan Losses      612,845       179,285       139,257
         Charge-Offs                   (660,379)     (182,659)           --
                                       --------      --------      --------
         Balance, Ending               $268,907      $316,441      $319,815
                                       ========      ========      ========

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

NOTE 5            LONG TERM DEBT

         The long-term debt to the SBA consisted of the following subordinated debentures as of May 31, 2000 and 1999 with interest payable semi-annually:

                                                               May 31,
                                                      --------------------------
                               Interest Rate Period      2000           1999
         Maturity Date          First       Second    Face Amount    Face Amount
         -------------          -----       ------    -----------    -----------

         June 1, 2005           6.690%      6.690%    $   520,000    $   520,000
         December 1, 2005       6.540%      6.540%        520,000        520,000
         September 22, 1999     5.000%      8.000%             --        750,000
         June 9, 1999           6.000%      9.000%             --        750,000
         December 16, 2002      4.510%      7.510%      1,300,000      1,300,000
         March 1, 2007          7.380%      7.380%      4,210,000      4,210,000
         June 1, 2006           7.710%      7.710%        250,000        250,000
         September 1, 2007      7.760%      7.760%      4,060,000      4,060,000
                                                      -----------    -----------
                                                      $10,860,000    $12,360,000
                                                      ===========    ===========

         During the period ended May 31, 2000, the Company paid off $1,500,000 in subsidized debentures.

         Under the terms of the subordinated debentures, the Company may not repurchase or retire any of its capital stock or make any distributions to its stockholders other than dividends out of retained earnings without the prior written approval of the SBA.

         The following table represents the long-term debt maturities, over the next five years:

                      May 31, 2001                          --
                      May 31, 2002                          --
                      May 31, 2003                   1,300,000
                      May 31, 2004                          --
                      May 31, 2005                          --

                        FRESHSTART VENTURE CAPITAL CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                              MAY 31, 2000 AND 1999

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

NOTE 7            DIVIDENDS

         Dividends paid to the SBA for each of the fiscal years ended May 31, 2000 and 1999 were $42,300 and $56,400, respectively. Total dividends paid to common stockholders during the fiscal years ended May 31, 2000, 1999 and 1998 were $195,562, $749,583 and $988,923, respectively. The
         Company is contingently liable to the SBA for $0 and $14,100, in preferred dividends due for years ended May 31, 2000 and 1999, respectively.

         Earnings per share calculations are as follows:

                                                    2000         1999         1998
                                                 ----------   ----------   ----------
         Numerator for Basic and Diluted
           Earnings per Share:  Net Income       $  274,266   $  835,891   $  886,824

         Less:  4% Cumulative preferred
           Dividend to the SBA                       56,400       56,400       56,400
                                                 ----------   ----------   ----------

         Numerator                               $  217,866   $  779,419   $  830,424
                                                 ==========   ==========   ==========

         Denominator for Basic and Diluted
           Earnings per Share                    $2,172,688   $2,172,688   $2,172,688
                                                 ==========   ==========   ==========

         Earnings per Share - Basic and
           Diluted                               $      .10   $      .36   $      .38
                                                 ==========   ==========   ==========

NOTE 8            MONEY PURCHASE PLAN

         Effective for the fiscal year ending May 31, 1989 the Company initiated a defined contribution pension plan. The eligibility requirements for participation in the plan are a minimum age of 21 years old and 24 months of continuous employment with the Company. Contributions are currently limited to ten percent of each participant's compensation. Total contributions made for the fiscal years ended May 31, 1999 and 1998 were $14,282 and $15,532, respectively. The Company terminated the plan subsequent to May 31, 1999. Accordingly, no contributions were made for the fiscal year ended May 31, 2000.

                        FRESHSTART VENTURE CAPITAL CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                              MAY 31, 2000 AND 1999

NOTE 9            MANAGEMENT COMPENSATION

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

NOTE 11           RELATED PARTY TRANSACTION

         Effective November 1, 1998, the Company entered into a lease agreement with a corporation whose shareholder is also a shareholder of the Company. Prior to November 1, 1998, the Company was paying rent on a month to month basis to a real estate partnership whose partners were also shareholders of the Company. Total rental expense under this lease was $21,373. The total rent aggregated $30,098 and $30,372 for the years ended May 31, 2000 and 1999, respectively.

         Certain officers and directors of the Company are also shareholders of the Company. Officers' salaries are set by the Board of Directors and are also subject to maximum compensation set by the SBA. For the fiscal years ended May 31, 2000, 1999 and 1998, officers' salaries, including pension contributions, were $121,620, $133,782 and $133,782, respectively.

NOTE 12           SIGNIFICANT CONCENTRATION OF CREDIT RISK

         Approximately eighty-eight (88%) percent of the Company's loan portfolio consists of loans made for the financing and purchase of New York City taxicab medallions and related assets.

NOTE 13           FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISKS

         The Company maintained approximately $676,600 in one bank in excess of amounts that would be insured by the Federal Depository Insurance Corporation. Management of the Company feels that the bank is well capitalized under FDIC guidelines.

                        FRESHSTART VENTURE CAPITAL CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                              MAY 31, 2000 AND 1999

NOTE 14           MERGER

         On December 22, 1999 the Company entered into a Plan of Merger with Medallion Financial Corp. ("Medallion"), relating to the proposed merger of the Company with and into Medallion. On June 19, 2000, the Company entered into amendment No. 1 to the merger agreement in which the Company agreed to redeem all of its outstanding shares of preferred stock. On August 10, 2000, the Company entered into amendment No. 2 to the merger agreement pursuant to which the Company could terminate the merger agreement through September 30, 2000. On September 7, 2000, approximately 78% of the shares of common stock outstanding voted in favor of the merger. Pursuant to the Letter of Intent, the Company's shareholders will receive Medallion common stock for each share of Freshstart Common Stock having a fair market value of $4.025 to $4.875, based upon the fair market value of Medallion common stock. If the fair market value of Medallion stock falls below $12.00 per share, Medallion may elect not to close the merger. Freshstart granted Medallion the option to purchase 19.99% of its stock (at an average exercise price of $3.875) exercisable by Medallion in the event that Freshstart accepts an offer from another party or elects not to close the transaction.

NOTE 15           FAIR VALUE OF FINANCIAL INSTRUMENTS

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

         The fair value of financial instruments that are short-term or reprice frequently and have a history of negligible credit losses is considered to approximate their carrying value. Those instruments include balances recorded in the following captions:

                   ASSETS                               LIABILITIES
         ---------------------------           -----------------------------
         Cash                                  Notes Payable to Banks
         Accrued Interest Receivable           Debentures Payable to SBA
                                               4% Cumulative Preferred Stock

                        FRESHSTART VENTURE CAPITAL CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                              MAY 31, 2000 AND 1999

NOTE 16           COMMITMENTS AND CONTINGENCIES

         Effective November 1, 1998, the Company entered into a five year lease agreement expiring November 30, 2003, with a minimum rental of $2,331 plus 15% of the total expense for the entire building. The minimum future rental throughout the lease term shall be as follows:

                  June 1, 2000 through November 30, 2003         97,872
                                                              ---------

                  Total future minimum rental                 $  97,872
                                                              =========

                        FRESHSTART VENTURE CAPITAL CORP.
                             SUPPLEMENTAL SCHEDULES
                                  MAY 31, 2000

                          SCHEDULE I - LOANS RECEIVABLE

                                                                                 Balance
                              Number of                                        Outstanding
Type of Loan                    Loans      Interest Rate     Maturity Date    May 31, 2000
------------                    -----      -------------     -------------    ------------
NYC Taxi Medallion               192       8.38% - 18.00%     1 - 7 years     $ 17,245,180
Services                           8       8.88% - 15.00%     1 - 7 years        1,514,565
Auto Repair Service                4      10.00% - 15.00%     1 - 4 years          198,286
Retail Establishment               2      11.25% - 13.00%     1 - 4 years          105,949
Restaurant                         8      13.00% - 15.00%         1 year           573,863
Gasoline Service Station           3       9.50% - 12.00%         1 year           499,158
Laundromat and Dry Cleaners       11      11.00% - 15.00%     1 - 4 years        1,014,649
                                 ---                                          ------------
                      TOTAL      228                                          $ 21,151,650
                                 ===                                          ============

Substantially all of the above loans are collateralized by either New York City taxi medallions or real estate holdings.

                      SCHEDULE VII - SHORT TERM BORROWINGS

Short term borrowing activities for the periods presented were as follows:

                                  Weighted
                   Balance         Average      Maximum Amount    Average Amount
Category of        End of         Interest       Outstanding       Outstanding
Borrowing          Period           Rate        During Period     During Period
-----------        ------           ----        -------------     -------------
May 31, 1999       $5,000,000        7.00%      $5,000,000          $5,000,000
May 31, 2000       $2,500,000      7.9375%      $5,000,000          $4,270,833

                        FRESHSTART VENTURE CAPITAL CORP.
                             SUPPLEMENTAL SCHEDULES
                                  MAY 31, 1999

                          SCHEDULE I - LOANS RECEIVABLE

                                                                                 Balance
                              Number of                                        Outstanding
Type of Loan                    Loans      Interest Rate     Maturity Date    May 31, 2000
------------                    -----      -------------     -------------    ------------
NYC Taxi Medallion               197       8.38% - 15.00%     1 - 7 years     $ 19,690,009
Services                           4      15.00% - 16.00%     1 - 7 years          503,418
Auto Repair Service                5       9.38% - 15.00%     1 - 4 years          389,777
Renovation and Construction        1               15.00%         5 years          134,852
Retail Establishment               4      11.25% - 13.00%     1 - 5 years          377,583
Restaurant                         8      11.50% - 18.00%     1 - 7 years        1,879,339
Gasoline Service Station           4      10.00% - 15.00%     1 - 7 years          295,726
Manufacturing                      1      10.00% - 15.00%     1 - 7 years          151,572
Laundromat and Dry Cleaners       17      10.00% - 15.00%     1 - 7 years        1,595,238
Medical Offices                    1               15.00%     1 - 3 years          106,118
                                 ---                                          ------------
                      TOTAL      242                                          $ 25,123,632
                                 ===                                          ============


Substantially all of the above loans are collateralized by either New York City taxi medallions or real estate holdings.

                      SCHEDULE VII - SHORT TERM BORROWINGS

Short term borrowing activities for the periods presented were as follows:

                                  Weighted
                   Balance         Average      Maximum Amount    Average Amount
Category of        End of         Interest       Outstanding       Outstanding
Borrowing          Period           Rate        During Period     During Period
-----------        ------           ----        -------------     -------------

May 31, 1998     $5,000,000         7.44%        $5,000,000         $  416,667
May 31, 1999     $5,000,000         7.00%        $5,000,000         $5,000,000

                        FRESHSTART VENTURE CAPITAL CORP.
                            SUPPLEMENTARY INFORMATION
                       SELECTED PER SHARE DATA AND RATIOS
                            FOR THE FIVE YEARS ENDED
                     MAY 31, 1996, 1997, 1998, 1999 AND 2000

                                                         For the Years Ended May 31,
                                -------------------------------------------------------------------------
                                   1996            1997            1998            1999            2000
                                ---------       ---------       ---------       ---------       ---------
Per Share Data
--------------
Investment Income               $    1.88       $    0.79       $    1.13       $    1.34       $    1.25
Investment Expenses                 (1.17)          (0.46)          (0.66)          (0.88)          (0.84)
                                ---------       ---------       ---------       ---------       ---------

Net Investment Income                0.71            0.33            0.47            0.46            0.41

Net Realized and Unrealized
  Gains and Losses on
  Securities                        (0.06)             --           (0.06)          (0.08)          (0.28)

Reduction Due to
  Stock Split                          --           (4.94)             --              --              --

Dividends - Common Stock            (0.54)          (0.22)          (0.44)          (0.33)          (0.09)
Dividends - Preferred Stock         (0.11)          (0.03)          (0.03)          (0.03)          (0.02)

Net Sale of Common Stock               --            2.40              --              --              --
                                ---------       ---------       ---------       ---------       ---------

        Net Increase/Decrease
  in Net Asset Value                   --           (2.46)          (0.06)           0.02            0.02
Net Asset Value - Beginning
  of Period                          5.78            5.78            3.32            3.26            3.28
                                ---------       ---------       ---------       ---------       ---------

Net Asset Value - End of
  Year                          $    5.78 (1)   $    3.32 (1)   $    3.26       $    3.28       $    3.30
                                =========       =========       =========       =========       =========

Net Asset Value - End of
  Year Excluding Retained
  Earnings                      $    5.75 (1)   $    3.23 (1)   $    3.25       $    3.25       $    3.25
                                =========       =========       =========       =========       =========

Ratios
Ratio of Expenses to
  Average Net Assets                 20.3%           14.3%           22.0%            7.9%            8.4%
                                =========       =========       =========       =========       =========

Ratio of Net Income to
  Average Net Assets                 11.2%           10.1%           12.4%            3.2%            3.8%
                                =========       =========       =========       =========       =========

Weighted Average of Common
Shares Outstanding                548,344       1,627,318       2,172,688       2,172,688       2,172,688
                                =========       =========       =========       =========       =========

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
Tel. (732) 972-2700                                Tel. (212) 689-4633
Fax. (732) 972-5001                                Fax. (212) 664-1700



To the Shareholders and Board of Directors
Freshstart Venture Capital Corp.

We have examined the financial statements of Freshstart Venture Capital Corp. (the "Company") for the year ended May 31, 2000 and have issued our report thereon dated August 18, 2000. As a part of our examination, we made a study and evaluation of the Company's system of internal accounting control (which includes the procedures for safeguarding securities) to the extent we considered necessary to evaluate the system as required by generally accepted auditing standards. The purpose of our study and evaluation was to determine the nature, timing, and extent of the auditing procedures necessary for expressing an opinion on the Company's financial statements. Our study and evaluation was more limited than would be necessary to express and opinion on the system of internal accounting control taken as a whole.

The management of Freshstart Venture Capital Corp. is responsible for establishing and maintaining a system of internal accounting control. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of a system are to provide management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition and transactions are executed in accordance with management's authorization and recorded properly to permit preparation of financial statements in conformity with generally accepted accounting principles. Because of inherent limitation in any system of internal accounting control, errors or irregularities may occur and may not be detected. Also, projection of any evaluation of the system to future periods is subject to the risk that procedures may become inadequate because of changes in conditions or that the degree of compliance with the procedures may deteriorate.

Our study and evaluation, made for the limited purpose described in the first paragraph, would not necessarily disclose all material weaknesses in the system that may have existed as of May 31, 2000. Accordingly, we do not express an opinion on the system of internal accounting control of Freshstart Venture Capital Corp. taken as a whole. However, our study and evaluation disclosed no condition that we believed to be a material weakness as of May 31, 2000.

This report is intended solely for the use of management and the SEC, and should not be used for any other purpose.

New York, New York
August 18, 2000


Michael C. Finkelstein
Certified Public Accountant

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FRESHSTART VENTURE CAPITAL CORP.


                                    By: /s/ ZINDEL ZELMANOVITCH
                                        --------------------------------
                                        Name:  Zindel Zelmanovitch
                                        Title: President and Director

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature                                   Title                              Date
---------                                   -----                              ----

/s/ ZINDEL ZELMANOVITCH              President and Director             September 13, 2000
---------------------------
Zindel Zelmanovich


/s/ NEIL GREENBAUM                   Secretary and Director             September 13, 2000
---------------------------
Neil Greenbaum


/s/ PEARL GREENBAUM                  Vice President and Director        September 13, 2000
---------------------------
Pearl Greenbaum


/s/ MICHAEL L. MOSKOWITZ             Director                           September 13, 2000
---------------------------
Michael L. Moskowitz


/s/ EUGENE HABER                     Director                           September 13, 2000
---------------------------
Eugene Haber


/s/ ALAN WORK                        Director                           September 13, 2000
---------------------------
Alan Work


/s/ JOHN HAMILL                      Director                           September 13, 2000
---------------------------
John Hamill